Form 10QSB
period 1995-06-30
FIFTH DIMENSION INC
filed 1995-08-08
CIK 35522

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                  FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995

                              Commission File No.

                                    0-2532


                             FIFTH DIMENSION INC.
       -----------------------------------------------------------------

       (Exact Name of Small Business Issuer as Specified in its Charter)


       New Jersey                                            21-0717490
------------------------                              ------------------------

(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number)



801 New York Avenue, Trenton, New Jersey                         08638
-----------------------------------------------------------------------------

(Address of Principal Executive Office)                        (Zip Code)



Issuer's Telephone Number, Including Area Code       (609) 393-8350
                                                ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X       No
                               -------       -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of June 30, 1995 the Registrant had outstanding 1,093,636 shares of Common Stock $.33 1/3 par value.

                              FIFTH DIMENSION INC.
                              --------------------

                               TABLE OF CONTENTS
                               -----------------

                           PERIOD ENDED JUNE 30, 1995
                           --------------------------

                                                                            PAGE
                                                                            ----

PART 1 - FINANCIAL INFORMATION
------------------------------

     Item 1 - Financial Statements
     -----------------------------

              Balance Sheet                                                  1.

              Statement of Operations and Retained Earnings                  2.

              Statement of Cash Flows                                        3.

              Notes to Financial Statements                                  4.

     Item 2 - Management's Discussion and Analysis of
     ------------------------------------------------
              Financial Condition and Results of Operations                  5.
              ---------------------------------------------

                              FIFTH DIMENSION INC.
                              --------------------

                                 BALANCE SHEET
                                 -------------

                                  (UNAUDITED)
                                  -----------

                                                                   JUNE 30, 1995
                                                                   -------------
                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash and Short-Term Investments                               $  109,268.
     Accounts Receivable - Net                                        148,122.
     Inventories                                                    1,128,222.
     Prepaid Expenses                                                  52,538.
     Prepaid Income Taxes                                                   -
                                                                    ---------

          Total Current Assets                                      1,438,150.
                                                                   ----------

PROPERTY, PLANT AND EQUIPMENT - Net of Accumulated
     Depreciation                                                     664,626.
                                                                   ----------

PATENT COSTS, LESS ACCUMULATED AMORTIZATION                            20,300.

DEFERRED INCOME TAXES                                                  91,674.
                                                                   ----------

          TOTAL ASSETS                                             $2,214,750.
                                                                   ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
     Notes Payable - Current Portion                               $   50,000.
     Accounts Payable                                                 147,517.
     Accrued Expenses and Payroll Taxes                                 9,422.
     Accrued Compensation and Vacation                                133,042.
     Income Taxes                                                           -
                                                                    ---------

          Total Current Liabilities                                   339,981.
                                                                   ----------

LONG TERM LIABILITIES:
     Notes Payable - Long Term Portion                                108,333.
                                                                   ----------

DEFERRED INCOME TAXES                                                  16,201.
                                                                   ----------

          TOTAL LIABILITIES                                           464,515.
                                                                   ----------

STOCKHOLDERS' EQUITY:
     Common Stock - ($.33 1/3 Par Value)                              364,936.
     Additional Paid-In Capital                                       403,663.
     Treasury Stock - At Cost                                            (604.)
     Retained Earnings                                                982,240.
                                                                   ----------

          TOTAL STOCKHOLDERS' EQUITY                                1,750,235.
                                                                   ----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $2,214,750.
                                                                  -----------

                              FIFTH DIMENSION INC.
                              --------------------

                 STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                 ---------------------------------------------

                                  (UNAUDITED)
                                  -----------

                                    QUARTER      SIX MONTHS     QUARTER    SIX MONTHS
                                     ENDED         ENDED         ENDED        ENDED
                                        JUNE 30, 1995              JUNE 30, 1994
                                  --------------------------  ------------------------
NET SALES                         $  738,130.   $1,644,691.   $  921,198.  $1,948,912.
COST OF SALES                        585,630.    1,293,088.      644,563.   1,361,774.
                                  -----------   -----------   -----------  -----------
GROSS PROFIT ON SALES                152,500.      351,603.      276,635.     587,138.
OPERATING EXPENSES                   312,735.      629,196.      249,103.     493,415.
INTEREST EXPENSE                       4,217.        8,592.        3,734.       7,932.
                                  -----------   -----------   -----------  -----------
OPERATING INCOME (LOSS)             (164,452.)    (286,185.)      23,798.      85,791.
OTHER INCOME                           7,838.       12,460.        6,464.       6,348.
                                  -----------   -----------   -----------  -----------
INCOME (LOSS) BEFORE TAXES          (156,614.)    (273,725.)      30,262.      92,139.
PROVISION FOR INCOME TAXES
 (BENEFIT)                           (47,193.)     (82,474.)      10,471.      31,880.
                                  -----------   -----------   -----------  -----------
NET INCOME (LOSS)                   (109,421.)    (191,251.)      19,791.      60,259.
RETAINED EARNINGS AT BEGINNING
 OF PERIOD                         1,091,661.    1,173,491.    1,115,277.   1,074,809.
                                  -----------   -----------   -----------  -----------
RETAINED EARNINGS AT END OF
 PERIOD                           $  982,240.   $  982,240.   $1,135,068.  $1,135,068.
                                  -----------   -----------   -----------  -----------
NET INCOME (LOSS) PER COMMON      $      (.10)  $      (.17)  $       .02  $       .06
 SHARE                            -----------   -----------   -----------  -----------
WEIGHTED AVERAGE OF COMMON
 SHARES OUTSTANDING                1,093,636.    1,093,636.    1,093,636.   1,093,636.
                                  -----------   -----------   -----------  -----------

                             FIFTH DIMENSION INC.
                             --------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                  (UNAUDITED)
                                  -----------

                                                        SIX MONTHS ENDED JUNE 30,
                                                           1995           1994
                                                       ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Net Income (Loss)                                      $(191,251.)   $  60,259.
                                                         ----------    ----------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
-------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES:
--------------------------------------
  Depreciation Expense                                      60,000.       53,077.
  (Increase) Decrease in Accounts Receivable               585,126.       49,805.
  (Increase) Decrease in Inventory                        (298,315.)      50,924.
  (Increase) Decrease in Prepaid Expenses and Taxes        (16,084.)        (593.)
  (Increase) Decrease in Deferred Income Taxes             (72,924.)     (44,920.)
  Increase (Decrease) in Accounts Payable                  (60,540.)       3,330.
  Increase (Decrease) in Accrued Expenses and Taxes        (96,804.)      29,881.
                                                         ----------    ----------
                                                           100,459.      141,504.
                                                         ----------    ----------
  Net Cash Provided (Used) by Operating Activities         (90,792.)     201,763.
                                                         ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Capital Expenditures                                     (47,898.)     (72,039.)
                                                         ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Proceeds from Loans                                            -             -
  Reduction in Notes Payable                               (25,000.)    (121,000.)
                                                         ----------    ----------
  Net Cash Provided (Used) by Financing Activities         (25,000.)    (121,000.)
                                                         ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH
----------------------------------------
EQUIVALENTS                                               (163,690.)       8,724.
-----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           272,958.      166,003.
------------------------------------------------         ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 109,268.    $ 174,727.
------------------------------------------               ----------    ----------

                             FIFTH DIMENSION INC.
                             --------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                 JUNE 30, 1995
                                 -------------

NOTE #1   INVENTORIES
          -----------

          On an interim basis, the cost of goods sold and resulting inventory valuation is calculated using the gross profit method. A physical inventory is taken December 31 of each year and a distribution into raw materials, work in process and finished goods is only available at that time.

                             FIFTH DIMENSION INC.
                             --------------------

                           PERIOD ENDED JUNE 30, 1995
                           --------------------------


PART 1 - ITEM 2
---------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------


The Registrant reported a net loss of $109,421 and $191,251 for the second quarter and first half of 1995, respectively. This compares with 1994 income of $19,791 and $60,259 for the comparative periods. The current year losses are primarily a result of production delays and problems on a major contract which resulted in lower sales for the current periods. Sales levels for 1995 were $738,130 for the quarter and $1,644,691 for the first half versus 1994 sales of $921,198 and $1,948,912, respectively. It is anticipated that the sales lost due to the production delays will be recovered by the Registrant over the balance of the contract period in 1995 and 1996. The declines in gross profit for the comparative periods are a result of inadequate coverage of fixed manufacturing overhead expenses at the lower sales levels. Operating expenses increased during both comparative periods as a result of increases in technical and administrative salaries and marketing expenses. Interest costs continue to decline as long-term debt is being reduced and the income tax benefits resulting from the operating losses were provided for based on statutory rates.

The financial condition of the Registrant was impacted by the current loss as working capital declined by $278,810 for the six month period. The production delay and purchases of materials for the future needs of this contract contributed to an inventory increase of $298,315 during the first half, which was supported by reductions in accounts receivable and cash balances. The inventory increase is expected to reverse in future months as production returns to anticipated levels. The Registrant purchased fixed assets of $47,898 during the first half of 1995, while continuing to reduce outstanding debt by $25,000.

The Registrant anticipates an improvement in operating results for the second half of 1995 as production returns to normal levels.

No other changes have occurred which would have a material effect on the liquidity, financial condition or results of operations of the Registrant.

                              FIFTH DIMENSION INC.
                              --------------------



                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIFTH DIMENSION INC.
--------------------
(Registrant)


DATE    July 27, 1995         BY   /s/  Craig Ebner
    -----------------------     ---------------------------------------------
                                    Craig Ebner
                                    President