Form 10QSB/A
period 1995-06-30
FIFTH DIMENSION INC
filed 1995-08-25
CIK 35522

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                               FORM 10-QSB/A


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


FIFTH DIMENSION INC.
--------------------
(Registrant)


DATE    August 18, 1995              BY   /s/  Craig Ebner
    -----------------------     ---------------------------------------------
                                     Craig Ebner
                                     President