Form 10QSB
period 1995-09-30
FIFTH DIMENSION INC
filed 1995-11-13
CIK 35522

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                              Commission File No.

                                    0-2532


                             FIFTH DIMENSION INC.
            -------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)



             New Jersey                                21-0717490
---------------------------------------    -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification
incorporation or organization)               number)

801 New York Avenue, Trenton, New Jersey              08638
--------------------------------------------------------------------------------
(Address of Principal Executive Office)             (Zip Code)


Issuer's Telephone Number, Including Area Code     (609) 393-8350
                                                 ------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No _____
                                  -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of September 30, 1995 the Registrant had outstanding 1,093,636 shares of Common Stock $.33 1/3 par value.

                             FIFTH DIMENSION INC.
                             --------------------

                               TABLE OF CONTENTS
                               -----------------

                        PERIOD ENDED SEPTEMBER 30, 1995
                        -------------------------------

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
     ---------------------------------------------

                             FIFTH DIMENSION INC.
                             --------------------

                                 BALANCE SHEET
                                 -------------

                                  (UNAUDITED)
                                  -----------


                                                              SEPTEMBER 30, 1995
                                                              ------------------

                                     ASSETS
                                     ------

CURRENT ASSETS:
   Cash and Short-Term Investments                         $  206,224.
   Accounts Receivable - Net                                  205,561.
   Inventories                                              1,167,115.
   Prepaid Expenses                                            25,629.
   Prepaid Income Taxes                                         -
                                                           -----------

          Total Current Assets                              1,604,529.
                                                           -----------

PROPERTY, PLANT AND EQUIPMENT - Net of Accumulated
   Depreciation                                               635,694.
                                                           -----------

PATENT COSTS, LESS ACCUMULATED AMORTIZATION                    17,846.
                                                           -----------

DEFERRED INCOME TAXES                                          87,880.
                                                           -----------

          TOTAL ASSETS                                     $2,345,949.
                                                           -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Notes Payable - Current Portion                         $  225,000.
   Accounts Payable                                           126,494.
   Accrued Expenses and Payroll Taxes                          21,005.
   Accrued Compensation and Vacation                           80,492.
   Income Taxes                                                 -
                                                           -----------

          Total Current Liabilities                           452,991.
                                                           -----------

LONG TERM LIABILITIES:
   Notes Payable - Long Term Portion                           95,833.
                                                           -----------

DEFERRED INCOME TAXES                                          20,233.
                                                           -----------

          TOTAL LIABILITIES                                   569,057.
                                                           -----------

STOCKHOLDERS' EQUITY:
   Common Stock - ($.33 1/3 Par Value)                        364,936.
   Additional Paid-In Capital                                 403,663.
   Treasury Stock - At Cost                                 (     604.)
   Retained Earnings                                        1,008,897.
                                                            ----------

          TOTAL STOCKHOLDERS' EQUITY                        1,776,892.
                                                            ----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $2,345,949.
                                                           -----------

                             FIFTH DIMENSION INC.
                             --------------------

                 STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                 ---------------------------------------------

                                  (UNAUDITED)
                                  -----------

                                QUARTER    NINE MONTHS        QUARTER    NINE MONTHS
                                 ENDED        ENDED            ENDED        ENDED
                                 SEPTEMBER 30, 1995            SEPTEMBER 30, 1994
                                ----------------------        ----------------------
NET SALES                     $1,078,578.  $2,723,269.      $1,097,400.  $3,046,312.

COST OF SALES                    744,136.   2,037,224.         779,550.   2,141,324.
                              -----------  -----------      -----------  -----------

GROSS PROFIT ON SALES            334,442.     686,045.         317,850.     904,988.

OPERATING EXPENSES               292,464.     921,660.         262,259.     755,674.

INTEREST EXPENSE                   5,516.      14,108.           4,388.      12,320.
                              -----------  -----------      -----------  -----------

OPERATING INCOME (LOSS)           36,462.    (249,723.)         51,203.     136,994.

OTHER INCOME                       1,691.      14,151.           2,108.       8,456.
                              -----------  -----------      -----------  -----------

INCOME (LOSS) BEFORE TAXES        38,153.    (235,572.)         53,311.     145,450.

PROVISION FOR INCOME TAXES
  (BENEFIT)                       11,496.     (70,978.)         18,445.      50,325.
                              -----------  -----------      -----------  -----------

NET INCOME (LOSS)                 26,657.    (164,594.)         34,866.      95,125.

RETAINED EARNINGS AT
   BEGINNING OF PERIOD           982,240.   1,173,491.       1,135,068.   1,074,809.
                              -----------  -----------      -----------  -----------

RETAINED EARNINGS AT END
  OF PERIOD                   $1,008,897.  $1,008,897.      $1,169,934.  $1,169,934.
                              -----------  -----------      -----------  -----------

NET INCOME (LOSS) PER
   COMMON SHARE               $      .02   $     (.15)      $       .03  $      .09
                              -----------  -----------      -----------  -----------

WEIGHTED AVERAGE OF COMMON
  SHARES OUTSTANDING           1,093,636.   1,093,636.       1,093,636.   1,093,636.
                              -----------  -----------      -----------  -----------

                             FIFTH DIMENSION, INC.
                             ---------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                  (UNAUDITED)
                                  -----------

                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                       1995               1994
                                                  -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

  Net Income (Loss)                                 $(164,594.)         $ 95,125.
                                                    ------------        ---------

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
------------------------------------------
TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
--------------------------------------------

  Depreciation Expense                                 90,000.            80,980.

  (Increase) Decrease in Accounts Receivable          527,687.           (61,944.)
  (Increase) Decrease in Inventory                   (337,208.)           89,544.
  (Increase) Decrease in Prepaid Expenses
    and Taxes                                          13,279.            17,528.
  (Increase) Decrease in Deferred Income Taxes        (88,978.)              -
  Increase (Decrease) in Accounts Payable             (93,947.)          (27,834.)
  Increase (Decrease) in Accrued Expenses
    and Taxes                                        (101,507.)           93,949.
                                                    ------------      ------------
                                                        9,326.           192,223.
                                                    ------------      ------------
  Net Cash Provided (Used) by Operating
    Activities                                       (155,268.)          287,348.
                                                    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

  Capital Expenditures                                (48,966.)          (94,175.)
                                                    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

  Proceeds from Loans                                 175,000.              -
  Reduction in Notes Payable                          (37,500.)         (133,500.)
                                                    ------------      ------------
  Net Cash Provided (Used) by Financing
    Activities                                        137,500.          (133,500.)
                                                    ------------      ------------

  NET INCREASE (DECREASE) IN CASH AND CASH
  ----------------------------------------
    EQUIVALENTS                                       (66,734.)           59,673.
    -----------

  CASH AND CASH EQUIVALENTS AT BEGINNING
  --------------------------------------
    OF PERIOD                                         272,958.           166,003.
    ---------                                       ------------      ------------

  CASH AND CASH EQUIVALENTS AT END OF
  -----------------------------------
    PERIOD                                          $ 206,224.        $  225,676.
    ------                                          ------------      ------------

                             FIFTH DIMENSION INC.
                             --------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                              SEPTEMBER 30, 1995
                              ------------------

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

                             FIFTH DIMENSION INC.
                             --------------------

                        PERIOD ENDED SEPTEMBER 30, 1995
                        -------------------------------


PART 1 - ITEM 2
---------------


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

The Registrant reported net income of $26,657 for the quarter ended September 30, 1995, reducing the loss for the nine month period then ended to $164,594. This compares to reported income of $34,866 and $95,125 for the respective periods in 1994. The improvement in current operations resulted from the resumption of full production on the Kearfott Guidance and Navigation slip ring contract for the Trident IMU which had experienced delays and problems during the first half of this year. Sales increased to $1,078,578 for the latest quarter which compares to prior year sales of $1,097,400 for the same quarter. Sales of $2,723,269 for the nine month period are somewhat lower than 1994 sales of $3,046,312 for the same period. The resumption of full production resulted in a gross profit increase to 31% of sales for the latest quarter. This is a significant improvement over the 23% gross profit reported at June 30 and is a slight improvement over 1994 gross profit percentages. Operating expenses declined slightly during the latest period, but were higher for the quarterly and nine month periods in comparison to 1994 as a result of increases in technical salaries and marketing expenses. Interest costs increased as the Registrant borrowed funds on its line of credit in order to meet short-term cash requirements.

The financial condition of the Registrant remained stable during the current quarter as loan proceeds were used to reduce current liabilities as of the end of the quarter. For the nine month period ended September 30, decreases in accounts receivable have been used to fund inventory increases and a reduction in current liabilities. The Registrant has purchased fixed assets of $48,966 over the first nine months of 1995 with only $1,068 purchased during the latest quarter.

The Registrant anticipates a continuing improvement in operating results during the last quarter of 1995 as full production on the major contract mentioned above continues and other new contracts move to final production status.

The option for 480 additional slip rings on the current Kearfott Guidance and Navigation slip ring contract expired without being exercised. At this time, no new contracts for this program are under discussion. Management does not believe that there will be a follow-on contract beyond the current contract which is scheduled for completion at the end of 1996. Management continues to seek new business and programs to replace the significant revenues of this contract.

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



FIFTH DIMENSION INC.
--------------------
(Registrant)


DATE November 7, 1995                      BY /s/ Craig Ebner
     ----------------                         ----------------------------------
                                              Craig Ebner
                                              President