Form 10KSB/A
period 1994-12-31
FIFTH DIMENSION INC
filed 1995-11-17
CIK 35522

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-KSB/A

                       Amendment Number 1 to Form 10-KSB

               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For Fiscal Year Ended                              Commission File Number
  December 31, 1994                                       0-2532

                             FIFTH DIMENSION INC.
                             --------------------

State of Incorporation                           IRS Employer Identification
     New Jersey                                         No. 21-0717490

                    Address of Principal Executive Offices
                              801 New York Avenue
                        Trenton, New Jersey  08638-3982

                  Company's Telephone Number:  (609) 393-8350

          Securities Registered Pursuant to Section 12(b) of the Act:

                                     None

          Securities Registered Pursuant to Section 12(g) of the Act:

                                 Common Stock
                              Par Value $0.33-1/3

                             1,093,636 Shares Were
                       Outstanding on February 28, 1995

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                       ---    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulations SB is not contained herein, and will not be contained, to the best of registrant knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     On February 28, 1995, the approximate aggregate market value of the voting stock held by non-affiliates of the Company was $5,536,532.

     The Company hereby amends the following portion of the Company's Form 10-KSB for the fiscal year ended December 31, 1994:

                                    PART II


ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS
          ------------------------------------

          FINANCIAL CONDITION
          --------------------

          The liquidity of the Issuer showed continued improvement during 1994. The cash and short-term investment position increased by $106,955 while bank debt declined by $146,000 during the current year. These improvements were primarily a result of operating profits, accounts receivable collections, and a termination of a self-funded health benefit plan. It is anticipated that the Issuer can maintain its current liquidity position while continuing to reduce long-term debt and finance capital additions from funds generated by internal operations. The Issuer invested $119,050 in fixed asset additions during 1994 while recording depreciation reserves of $111,527. Similar expenditures are anticipated for 1995.

          The Issuer has no outstanding debt on its working capital line of credit as of December 31, 1994, out of a total borrowing capacity of $750,000. The balance on this line of credit was repaid in February 1994, but this borrowing facility has been kept in place in order to support future capital needs and growth. The remaining debt consists of a five-year term loan, which has a remaining balance of $183,333 as of December 31, 1994 and provides for a monthly principal reduction of $4,167 over the balance of the loan.


          RESULTS OF OPERATIONS
          ---------------------

            Gross profit for 1994 increased to $1,290,651 (32% of sales) compared to $1,013,869 (22% of sales) in 1993. The gross profit improvement was achieved despite the decline in revenues to $4,060,844 for 1994 resulting from the completion of a large contract and reduced Mercury Switch revenues. The gross profit improvement is attributable to a change in product mix to higher margin product lines. The higher gross profit more than offset an increase in overhead expenses and resulted in net income for 1994 of $98,682 versus $20,435 in 1993. On a per share basis, the 1994 income represents earnings of $0.09 per share versus $0.02 per share in 1993.

          The 1994 selling, general and administrative expenses of the Issuer were higher in 1994 versus 1993 as a result of increases in advertising and sales related expenses, insurance expenses and computer related costs. It is anticipated that overhead expenses will increase, although at a slower rate, in 1995 as a result of increases budgeted for marketing/sales and research and development expenses to support future growth.

          Interest costs declined significantly in 1994 due to lower inventory and receivable commitments which allowed for a reduction in bank financing.

          The Issuer has provided for income taxes at statutory rates for 1994 and 1993.

          The Issuer anticipates a net loss for the first and second quarters of 1995, compared to net income for the comparative periods of 1994. The Issuer expects such a net loss as a result of production delays and technical problems, including a customer imposed work stoppage, on the Kearfott Guidance and Navigation IMU Slip Ring contract, a major contract of the Issuer, which is anticipated to result in lower sales and a reduction in gross profit for the first and second quarters of 1995. The Issuer anticipates that the sales lost due to the production delays will be recovered by the Issuer over the balance of the contract period in 1995 and 1996. The Issuer expects that shipments of backlogged products in the second half of 1995 will offset some of the anticipated losses in the first half of 1995.



                                  SIGNATURES
                                  ----------


     Pursuant to the requirement of The Securities Exchange Act of 1934, the Registrant has duly caused this Amendment Number 1 to Form 10-KSB for the fiscal year ended December 31, 1994 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FIFTH DIMENSION INC.



                                    ------------------------------------------
                                    (Registrant)



Date:  November 14, 1995            By:  /s/ Craig E. Ebner
                                       ---------------------------------------
                                         Craig E. Ebner
                                         President and Chief Executive Officer
                                         Director