Form 10KSB
period 1995-12-31
FIFTH DIMENSION INC
filed 1996-03-26
CIK 35522

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                  FORM 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1995

                           Commission File No. 02532

                             FIFTH DIMENSION INC.
            -------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         New Jersey                                     21-0717490
--------------------------------               -----------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                 Number)

801 New York Avenue, Trenton, New Jersey                         08638-3982
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                   (Zip Code)

        Issuer's Telephone Number                   (609) 393-8350
                                                    --------------

             SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

                                      NONE

             SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

                           Common Stock - $0.33-1/3
                           ------------------------
                               (Title of Class)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No _____
                             -----


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Issuer's revenues for its most recent fiscal year (1995) were $4,152,361.

     As of February 28, 1996 the aggregate market value of the voting stock held by non-affiliates of the Issuer was $1,189,540.
     As of February 28, 1996 the Issuer had outstanding 1,093,636 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Shareholders Meeting to be held April 24, 1996, are incorporated by reference into Part III.

     Exhibit Index is located in Part IV, Page 30 and 31.

                                     PART I

Item 1.   Description of Business
------    -----------------------

          (a)  Business Development
               --------------------

               (1) The Issuer was incorporated under the laws of the State of New Jersey on May 1, 1959.

               (2) No material changes have occurred in the Issuer's mode of conducting business in the last three fiscal years.

          (b)  Business of Issuer
               ------------------

          (1) The Issuer's business is limited to providing goods and services relating to the electronics industry. The Issuer operates under two basic product groups.

                    A. Development and manufacturing of "telemetry" (Slip Ring Group);

                    B. Development and manufacturing of "components" (Mercury Products Group).

                          TELEMETRY (Slip Ring Group)
                          ---------------------------

          Telemetry is the science of transmitting signals over a distance with minimal distortion. Microwave transmission of telephone calls, information from satellites, or the collection of data by a computer from sensors within a single vehicle (an airplane for example) are examples of technologies using telemetric science.

                                     PART I

Item 1.   Description of Business
------    -----------------------
          (b)  Business of Issuer (continued)
               ------------------------------

          The Issuer's Slip Ring Group manufactures custom built slip rings for Applications such as Armored Vehicle Turrets, Inertial Measurement, Simulators, Industrial Equipment, Radar Antennae, Aircraft and Fire Control Systems.

          A typical Slip Ring consists of a brush or wiper that is always in sliding electrical and mechanical contact with rings in rotation as part of a rotor assembly. The Slip Ring assembly allows for the transmission of electrical signals or power from a rotating member to a stationary member. In addition, in some applications the transmission of pneumatic and/or hydraulic fluid in a rotating member is also involved.

          The Issuer is manufacturing custom slip ring assemblies for the Trident Guidance System, the Abrams Tank Turret, radar pedestals, pharmaceutical equipment, sophisticated amusement rides, robots for automobile manufacturing, paper converting equipment and various other rotating applications. In addition, the Issuer recently introduced a standard family of commercial slip rings.

          In 1985, procurement responsibility for the Trident Slip Ring Assembly was transferred from Draper Laboratories to Kearfott Guidance and Navigation Corporation ("KG&N"). The Issuer has negotiated production contracts with KG&N periodically since 1985, and has contracts in place for delivery throughout 1995 and 1996. During 1995 revenues from these contracts amounted to $3,167,563 or 76.3% of the Issuer's sales.

                                     PART I

Item 1.   Description of Business
------    -----------------------
          (b)  Business of Issuer (continued)
               ------------------------------

          COMPONENTS (Mercury Products Group)
          -----------------------------------

          The Issuer designs, manufactures, and markets a family of Mercury switches and relays to various military and commercial users. These switches are of three types.

          Tilt switches, which operate when the switch is physically rotated about an axis, so that the Mercury makes or breaks an electrical contact as required. Typical applications are for burglar alarms, telephones, household appliances, toys, etc.

          Magnetically actuated switches which operate when a magnetic field is applied, either by a permanent magnet, or by an electromagnet. When operated by an electromagnet, these are called relays. The Issuer's magnetically operated Mercury switches are unique in that they are position insensitive (i.e. they may be mounted to operate in any position, even while moving).

          Impulse Switches are components which provide an electrical signal in the event a shock of sufficient magnitude is encountered, such as by sudden starting or stopping. Typical applications include fusing for ordnance, vibration sensors, motion and similar security devices.

          In 1989, a development program was undertaken by this group to manufacture a mercury level sensor for the Paveway system. Paveway is the "smart" bomb guidance system developed by Texas Instruments. Development of Paveway III was completed in 1993 and included a new sensor package resulting in significant cost reductions and quality improvement. This is an ongoing program with substantial product shipped in 1995. Continued production through 1996 or beyond is likely.

                                     PART I

Item 1.  Description of Business
------   -----------------------
          (b)  Business of Issuer (continued)
               ------------------------------

               (2) All products manufactured by the Issuer are shipped from the factory as specified by the customer, either standard carrier or special services.

               (3) A press release is generally issued as a form of advertising newly developed products.

               (4) The Issuer experiences intense competition with respect to most areas of its business. The Issuer competes primarily on the basis of performance and reliability of its products, the ability of its products to perform in severe environments encountered in military, aerospace and high reliability commercial applications, prompt and responsive contract performance, price, and the Issuer's technical competence. The Issuer believes that its product lines and its ability to integrate its products into systems and sub-systems, and to interface these systems with end-user applications, provide the Issuer with an advantage over many of its competitors.

               (5) The raw materials for the manufacture of the Issuer's products are available from several sources, such as Carpenter Technology Corporation and Engelhard Corporation, and generally are made to order.

               (6) The Issuer's business and the products offered relate to the electronics industry for use in defense, industrial, and commercial applications.

          Revenue from billings during 1995 and 1994, respectively on a series of production contracts, currently in the Telemetry (Slip Ring) Group, with one major domestic customer (Kearfott Guidance and Navigation Corporation), amounted to 76.3% and 75.4% of total sales. The current contract will be completed in 1996 and there are no anticipated additional contracts from Kearfott Guidance and Navigation Corporation at this time.

                                     PART I

Item 1.  Description of Business
------   -----------------------
         (b)  Business of Issuer (continued)
              ------------------------------

               (7) Many of the Issuer's products are patented. These include patents on position insensitive mercury switches; normally open contact mercury impulse sensors; and normally open or normally closed tilt switches. The Issuer has two products trademarked. These are LOGCELL, a position insensitive mercury relay and TORRKLEEN, a glass-to-metal seal terminal with the unique property of solderability in the as sealed condition.

               In 1983, a Licensing Agreement was signed with Saunders-Roe Developments Limited (England), (now known as Saunders-Roe, Limited (England)), for a ten year period, covering manufacture and sole source sales of the Issuer's Tilt Switches, to Common Market countries, and non-sole source marketing elsewhere, excluding the United States. The Issuer provided technical data, equipment, engineering and start-up service in exchange for licensing fees and an ongoing royalty. In 1987, the license was extended to include the Issuer's LCII Switch. Revenues attributable to these royalties amounted to $16,992 during 1995. Agreement has been reached which will extend this license for a period of ten years (August 2003).

               (8) Where products are manufactured that may have a military application, approval for export is required from the Commerce Department or the State Department.

               (9) the Issuer provides information to applicable federal, state, and local governments regarding compliance with all applicable laws. These regulations require an ever increasing cost of doing business and result in increasing product costs.

               (10) Approximately $175,000 was spent by the Issuer on Engineering and Research activities during 1995 as compared with $215,000 in 1994. This activity was primarily directed to new applications for existing products, the development of new products, and process improvement. The Issuer directly funds all Research and Development activity.

                                     PART I

Item 1.  Description of Business
------   -----------------------
         (b)  Business of Issuer (continued)
              ------------------------------

               (11) Compliance with Federal, State and local provision which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment or the Issuer's employees, has had a material effect on the Issuer's earnings based upon increases in time spent by the Issuer's employees and fees paid for outside services to monitor and review environmental control. It has not had a material effect on capital expenditures and the competitive position of the Issuer. The costs to the Issuer to comply with Environmental Protection Agency Regulations in 1995 amounted to approximately $39,885 in labor, equipment and materials compared with $63,000 in 1994.

               (12) The Issuer has a total of 63 full-time employees.

Item 2.  Description of Property
--------------------------------

          (a) On September 1, 1983, the Issuer acquired the premises at 801 New York Avenue, Trenton, New Jersey. This property had been leased by the Issuer since 1980, and serves as the sole manufacturing and office facility of the Issuer. The premises was purchased from Princeton Commerce Center, Inc., which has no material relationship with the Issuer, at a purchase price of $425,000.
A down payment of $25,000 was made on September 1, 1983, and two Mortgage Notes were held by the seller, the terms of which are as follows: $350,000 payable in monthly installments over a ten (10) year period at 9% interest and $50,000 payable in monthly installments over a three (3) year period at 10% interest. The $50,000 Note was paid in full during 1986. The balance of the $350,000 Note was paid during 1993.

          The building is a one story brick building containing 18,000 square feet in good condition located in an industrial section on a well traveled street with an ongoing Maintenance Program in place.

          (b) the Issuer has made no Real Estate Investments.

                                     PART I

Item 3.  Legal Proceedings
--------------------------

          (a) The U.S. Environmental Protection Agency ("EPA") has filed suit against Princeton Gamma Tech ("PGT"), an unrelated third party, alleging that releases of hazardous substances by PGT have contaminated two sites in New Jersey. The Issuer occupied a facility destroyed by fire in 1974, which was located in the general vicinity of the identified sites. PGT has filed a third party complaint against the Issuer, among others, alleging that these parties also caused the contamination.

          Originally the EPA listed the Issuer as a potentially responsible party; however, following their initial investigation, the EPA elected to file suit against PGT only. In a January 17, 1996 letter, the United States Environmental Protection Agency ("EPA") stated that it has information which documents the release of hazardous substances from the property that Fifth Dimension formerly occupied in Rocky Hill, New Jersey, that is affecting the groundwater, and advised Fifth Dimension Inc. that it is potentially liable under the Comprehensive Environmental Response, Compensation and Liability Act. Based on the information, EPA stated that Fifth Dimension should perform some response action, at the minimum an investigation to determine the nature, extent and impact of contamination at the property. The Issuer is undertaking additional investigation. The Issuer continues to believe that it did not contribute to the contamination, and intends to vigorously defend this action. As this case is still in discovery, the Issuer's special counsel is unable to predict an outcome of this matter at this time.

          The Issuer's insurance carrier has agreed to pay a portion of the costs attributable to the defense of this matter but has reserved its rights to withdraw in the event it disclaims coverage. Management believes the insurance company is liable for all costs and is actively seeking reimbursement.

Item 4.  Submission Of Matters To Vote Of Security Holders.
----------------------------------------------------------

          None.

                                    PART II

Item 5.  Market For Common Stock and Related Stockholder Matters
----------------------------------------------------------------

          (a)  Market Information.
               ------------------

          The Issuer's Common Stock is traded in the Over-the-Counter Market. Effective August 31, 1987, the Issuer was accepted for inclusion by NASDAQ, trading under the symbol "FIVD".

          The following table provides information with respect to the high and low bid quotations of the Registrant's Common Stock for each quarter during the past two years.


                              BID QUOTATIONS
                              --------------
                          1995                   1994
                          ----                   ----

                       HIGH   LOW             HIGH   LOW
                       ----   ---             ----   ---

     First Quarter     4-5/8   4-1/4          3-1/8  2
     Second Quarter    4-1/4   2-1/4          3-1/2  2-5/8
     Third Quarter     3-3/4   3-1/2          5      3-1/4
     Fourth Quarter    3-3/4   2              5      4-3/8

          The information provided above with respect to the bid quotations was furnished by NASDAQ, 1735 K Street, Northwest, Washington, D.C. 20006.

          (b)  Holders
               -------

          The approximate number of stockholders of record as of February 28, 1996 is 414.

          (c)  Dividends.
               ---------

          There was no dividend paid during the past two years. Payment of dividends is not anticipated during the foreseeable future based on projections of the capital requirements needed for the Issuer's growth.

                                    PART II

Item 6.  Management's Discussion and Analysis
---------------------------------------------

     FINANCIAL CONDITION AND LIQUIDITY
     ---------------------------------

     The Corporation spent $59,662 on capital additions during 1995 while recording $125,661 of depreciation expense. This 1995 reduction in capital additions will result in lower depreciation in future periods.

     The loss from operations contributed to a slight decline in working capital from $1,376,979 in 1994 to $1,256,218 at the end of 1995. Cash balances, while lower at the end of 1995, were more than adequate to meet ongoing Corporate needs. Based on anticipated reductions in inventory and receivables as the major slip ring contract ends in late 1996, available cash balances are expected to significantly improve. The cash will be used to pay down the Corporation's credit line which had a balance of $175,000 at the end of 1995 out of a total credit facility of $750,000. This pay down and the Corporation's low debt-to-equity ratio is considered important, as the Corporation transitions into different markets. As noted in the Registrant's Form 10-QSB quarterly report for the period ended September 30, 1995, the Registrant's Kearfott Guidance and Navigation Slip Ring Contract for the Trident IMU is scheduled for completion at the end of 1996 and the Registrant does not believe that there will be a follow-on contract. Although the loss of this contract will have a material adverse effect on the Registrant's revenues and earnings, the Registrant continues to aggressively pursue new business, markets and products to replace the significant revenues of this contract.

     RESULTS OF OPERATIONS
     ---------------------

     Sales for 1995 increased 2.3% over 1994 to $4,152,361 as continued shipments on a major slip ring contract and increased penetration of the commercial slip ring market more than offset reductions in mercury switch revenues. These two increasing factors are projected to continue for 1996 and are expected to contribute to continued sales growth during this period.

                                    PART II

Item 6.  Management's Discussion and Analysis
---------------------------------------------

     RESULTS OF OPERATIONS (continued)
     ---------------------------------

     Gross profit declined in 1995 to $1,051,093 versus $1,290,651 in 1994.
This decline is primarily attributable to production problems and delays in the early part of 1995 on a major slip ring contract and low margins on slip ring development contracts with commercial customers. Gross profit improvement is anticipated for 1996 as production on the major slip ring contract is expected to proceed without disruption and the slip ring development contracts from 1995 become part of normal production. Selling, general and administrative expenses increased by 6.3% in 1995 primarily as a result of an extensive marketing program undertaken to identify and pursue new slip ring markets. These expenses are expected to stabilize in 1996 with only inflationary growth anticipated.

     Financing costs increased from $17,445 in 1994 to $21,684 in 1995 as a result of increased bank borrowing during production delay periods early in 1995.

     The Company recorded various tax incentives and credits in 1995 resulting in a deferred tax adjustment of $78,278. These credits are expected to improve cash flow as they are utilized in 1996 and in future years.

     The factors detailed above contributed to the $.08 per share net loss for 1995 versus a $.09 net income for 1994. The Company anticipates a return to profitability in 1996 based on a year-end backlog of $4,394,385, improving profit margins on the commercial slip ring product line and stable overhead costs.

     We regret to report the passing of Charles Wohlstetter, a loyal friend and Chairman of the Board of Directors. Charles was an unending source of wisdom and support since the Company's beginnings and his influence will continue to be a positive force in our future.

                                    PART II
                                    -------

Item 7.   Financial Statements
-------   --------------------



                             FIFTH DIMENSION INC.


                             FINANCIAL STATEMENTS

                       AND INDEPENDENT AUDITOR'S REPORT

                             FORM 10-KSB - ITEM 7

                    YEARS ENDED DECEMBER 31, 1995 AND 1994

                                 PAGES 11 - 24

Yohalem Gillman & Company
Certified Public Accountants

477 Madison Avenue
New York, NY 10022
(212) 371-2100


                         INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Fifth Dimension Inc.

     We have audited the accompanying balance sheet of Fifth Dimension Inc. As of December 31, 1995 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fifth Dimension Inc. at December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                    Yohalem Gillman & Company

New York, New York
February 9, 1996

                              FIFTH DIMENSION INC.

                                 BALANCE SHEET
                               DECEMBER 31, 1995

                                     ASSETS


CURRENT ASSETS

  Cash                                                     $  141,013
 Accounts receivable, less allowance
   For doubtful accounts of $6,835                            745,284
 Inventories                                                  853,134
 Prepaid expenses and other current assets                     52,270
                                                           ----------

   Total current assets                                     1,791,701
                                                           ----------

Property, plant and equipment - at cost,
 less accumulated depreciation and amortization               619,791
                                                           ----------

Patent costs, less accumulated amortization                    16,148
Deferred income taxes, net                                     40,022
                                                           ----------

                                                               56,170
                                                           ----------

                                                         $  2,467,662
                                                         ------------


                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES

 Bank line of credit                                      $  175,000
 Current maturities of long-term obligations                  50,000
 Accounts payable                                            137,693
 Accrued compensation                                        128,196
 Accrued expenses                                             44,594
                                                          ----------

   Total current liabilities                                 535,483
                                                          ----------

Long-term obligations, less current maturities                83,333
                                                          ----------

COMMITMENTS AND CONTINGENCIES

Stockholders' equity
 Common stock, $.33-1/3 par value; authorized
 1,800,000 shares; issued 1,094,808 shares                   364,936
 Additional paid-in capital                                  403,663
 Retained earnings                                         1,080,851
                                                          ----------

                                                           1,849,450

  Less cost of treasury stock - 1,172 shares                     604
                                                          ----------

   Total stockholders' equity                              1,848,846
                                                          ----------

                                                        $  2,467,662
                                                        ------------


                            See accompanying notes.

                              FIFTH DIMENSION INC.

                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994




                                                    1995          1994
                                                ------------  ------------

Net sales                                        $4,152,361    $4,060,844

Cost of sales                                     3,101,268     2,770,193
                                                 ----------    ----------

Gross profit                                      1,051,093     1,290,651
                                                 ----------    ----------

Selling, general and administrative expenses      1,202,634     1,130,851
Unusual items - environmental costs                   2,740         3,725
Interest expense                                     21,684        17,445
Interest and other income                            (5,047)       (2,610)
                                                 ----------    ----------

                                                  1,222,011     1,149,411
                                                 ----------    ----------

(Loss) income before (benefit) provision for
  income taxes                                     (170,918)      141,240

(Benefit) provision for income taxes                (78,278)       42,558
                                                 ----------    ----------

Net (loss) income                                $  (92,640)   $   98,682
                                                 ----------    ----------

(Loss) earnings per common share:
  Primary                                             $(.08)         $.09
                                                 ----------    ----------

  Fully diluted                                       $(.08)         $.09
                                                 ----------    ----------

Weighted average number of common shares
outstanding:
  Primary                                         1,093,636     1,146,590
  Fully diluted                                   1,093,636     1,154,903

                              FIFTH DIMENSION INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                 Additional
                                                  Paid-in      Retained        Less
                           Common Stock           Capital      Earnings    Treasury Stock    Total
                           ------------         -----------    --------    --------------    -----
                          Shares     Amount                                Shares   Amount
                          -----------------                                ---------------
Balance at               1,094,808   $364,936        $403,663   $1,074,809   1,172   $604   $1,842,804
December 31, 1993

Net income                                                          98,682                      98,682
                         ---------   --------        --------   ----------   -----   ----   ----------

Balance at
December 31, 1994        1,094,808    364,936         403,663    1,173,491   1,172    604    1,941,486

Net Loss                                                           (92,640)                   ( 92,640)
                         ---------   --------        --------   ----------   -----   ----   ----------

Balance at               1,094,808   $364,936        $403,663   $1,080,851   1,172   $604   $1,848,846
                         ---------   --------        --------   ----------   -----   ----   ----------
December 31, 1995

                              FIFTH DIMENSION INC.

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994



                                                           1995        1994
                                                        ----------  ----------


Cash flows from operating activities
  Net (loss) income                                     $ (92,640)  $  98,682
  Adjustments to reconcile net (loss) income
    to net cash (used in) provided by operating
    activities
      Depreciation and amortization expense               125,661     120,855
      (Increase) decrease in accounts receivable          (12,036)     51,726
      Increase in inventories                             (23,227)    (73,273)
      (Increase) decrease in prepaid expenses and
        other current assets                              (20,726)     76,214
      (Decrease) increase in accounts payable             (82,748)     40,698
      (Decrease) increase in accrued expenses,
        income taxes payable and deferred
        income taxes                                      (91,567)     64,807
                                                        ---------   ---------

            Net cash (used in) provided by
              operating activities                       (197,283)    379,709
                                                        ---------   ---------

Cash flows from investing activities
  Purchase of property, plant and equipment               (59,662)   (119,050)
  Increase in patent costs                                             (7,704)
                                                                    ---------

            Net cash used in investing activities         (59,662)   (126,754)
                                                        ---------   ---------

Cash flows from financing activities
  Proceeds from loans                                     175,000
  Repayment of loans                                      (50,000)   (146,000)
                                                        ---------   ---------

            Net cash provided by (used in)
              financing activities                        125,000    (146,000)
                                                        ---------   ---------

Net (decrease) increase in cash and cash equivalents     (131,945)    106,955

Cash and cash equivalents - beginning of year             272,958     166,003
                                                        ---------   ---------

Cash (and in 1994 cash equivalents) - end of year       $ 141,013   $ 272,958
                                                        ---------   ---------

Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for
    Interest                                            $  20,541   $  17,983
    Income taxes                                           18,062      17,000



                            See accompanying notes.

                              FIFTH DIMENSION INC.

                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Fifth Dimension Inc. (the "Company") is a provider, to various military and commercial users, of products relating to the electronics industry. The Company designs, manufactures and markets a variety of products which include mercury switches, relays, and signal processing and data handling devices called commutators and slip rings.

     Inventories

          Inventories are stated at the lower of cost or market determined by the first-in, first-out method.

     Property, Plant and Equipment

          Property, plant and equipment are stated at cost. Depreciation for financial reporting purposes is calculated primarily on a straight-line basis over the estimated useful lives of the asset which are as follows:

          Machinery, office furniture and equipment    3-10 years
          Building improvements                        10 years
          Building                                     25 years

          For income tax purposes, assets purchased after 1980 are depreciated under either the accelerated cost recovery system (ACRS) or the modified accelerated cost recovery system (MACRS).

          It is the policy of the Company to charge costs of maintenance and repairs to operations as incurred and to capitalize expenditures for replacement or renewals which extend the life of the asset. When assets are sold or retired, the cost and related accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is reflected in income for the period.

     Revenue Recognition

          Sales are recognized upon passage of title to the customer, which usually coincides with physical delivery or customer acceptance, as specified by contractual terms. Such sales are recorded based on the unit selling price specified in the contract.

     Cash Equivalents

          For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Income Taxes

          Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

     Research and Development

          Company-sponsored research and development expenditures are charged to expense as incurred, the elements of which are allocated to cost of sales and general and administrative expenses. Research and development activities amounted to $175,000 and $215,000 for the years ended December 31, 1995 and 1994, respectively.

     Earnings per Share

          Earnings per share computations generally are based on the weighted average number of common shares and common equivalent shares (relative to stock options) outstanding during the year. In 1994, 52,954 equivalent shares for primary earnings per share and 61,267 equivalent shares for fully diluted earnings per share calculated using the treasury stock method have been treated as outstanding. In 1995, loss per share is based on the number of outstanding common shares because the effect of common equivalent shares would be anti-dilutive.

     Use of Estimates in Financial Statements

          In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recently Issued Accounting Standards

          Required adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," effective for the Company during the first fiscal quarter of 1996, is not expected to have a material impact on the financial statements of the Company.

NOTE 2 - INVENTORIES

          Inventories at December 31, 1995 are summarized as follows:

               Raw materials       $269,866
               Work in process      485,190
               Finished goods        98,078
                                   --------

                  Total            $853,134
                                   --------

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

          The components of property, plant and equipment as of December 31, 1995 were as follows:

                  Land                              $   49,111
                  Building                             379,181
                  Machinery                            897,011
                  Office furniture and equipment       258,277
                  Building improvements                245,549
                                                    ----------

                     Total                           1,829,129

                  Less accumulated depreciation
                    and amortization                 1,209,338
                                                    ----------

                     Net                            $  619,791
                                                    ----------

               Depreciation expense for the years ended December 31, 1995 and 1994 was $116,598 and $111,527, respectively.


NOTE 4 - PATENTS

          The cost of patents is capitalized and amortized to operations on a straight-line basis over a period of five (5) years. Accumulated amortization at December 31, 1995 was $34,273 and amortization expense for the years ended December 31, 1995 and 1994 was $9,063 and $9,328, respectively.


NOTE 5 - CREDIT FACILITIES

          Long-term obligations as of December 31, 1995 amounted to $133,333 and consisted of a term loan due August 15, 1998 payable in monthly installments of $4,167 plus interest at the prime rate plus one percent.

          Borrowings have the following scheduled maturities:

               1996    $50,000
               1997     50,000
               1998     33,333

          The Company has available a working capital line of credit which allows for a maximum borrowing of $750,000 through April 30, 1996. This borrowing facility requires (1) a zero balance for thirty (30) consecutive days; (2) accrues interest at prime plus .25 percent; (3) is secured by all business assets; and (4) prohibits the Company from obtaining a mortgage on its business premises. There were borrowings outstanding against this credit line at December 31, 1995, in the amount of $175,000.


NOTE 6 - INCOME TAXES

          The (benefit) provision for income taxes includes income taxes currently payable and those deferred because of a temporary difference between the financial statement and tax basis of assets and liabilities. The (benefit) provision for income taxes consists of the following:



                                       Year Ended December 31,
                                       ------------------------
                                           1995         1994
                                       ------------  ----------

            Federal income taxes:
              Current                     $(34,158)     $32,375
              Deferred                     (23,497)         471

            State income taxes:
              Current
              Deferred                     (20,623)       9,712
                                          --------      -------

            (Benefit) provision for
              income taxes                $(78,278)     $42,558
                                          --------      -------

          The difference between the statutory federal income tax rate of 34% on income (loss) before income taxes and the Corporation's effective tax rate is summarized as follows:


                                                 Year Ended December 31,
                                                -------------------------
                                                    1995         1994
                                                ------------  -----------

            Statutory federal income taxes         $(58,112)    $ 48,021
            State income tax, net of federal
              benefit                               (15,337)       6,287
            Research and other credits              (19,524)
            Graduated federal income tax
              brackets                               14,695      (11,750)
                                                   --------     --------

            (Benefit) provision for
              income taxes                         $(78,278)    $ 42,558
                                                   --------     --------

            Effective tax rate                           28%          30%

          Deferred income taxes are recognized for tax consequences of "temporary differences" by applying enacted statutory rates, applicable to future years, to differences between financial reporting and the tax basis of existing assets and liabilities. Temporary differences and carryforwards for 1995 are as follows:


                                                              Deferred Tax
                                                              ------------
                                                     Asset     Liability
                                                   ---------  ------------

          Depreciation                              $    -0-    $   66,014
          Allowance for doubtful accounts
            and vacation pay accruals                 33,646           -0-
          State net operating loss
            carryforwards                             38,960        17,859
          Federal net operating loss
            carryforwards                              7,779           -0-
          Credits available for carryforward          43,510           -0-
                                                    --------    ----------

                                                    $123,895    $   83,873
                                                    --------    ----------

          At December 31, 1995, the Company had available the following tax carryforwards:

                                                          Year of
               Type                            Amount     Expiration
             -------                         ----------- -------------

          Federal net operating loss            $ 27,781          2010
          Federal research credit               $ 19,524          2009
          New Jersey net operating loss         $519,465     1999-2002
          New Jersey tax credits                $ 23,986     1998-2001


NOTE 7 - EMPLOYEE BENEFIT PLANS

     401(k) Plan

          Beginning July 1, 1995, the Company established a 401(k) plan to replace the pension and profit sharing plans which were terminated during 1993. The plan covers all employees, ages 21 and over, with a minimum of one year of service and provides for elective deferrals by the employees up to 15% of compensation. Additionally, the Company, at its sole discretion, may contribute additional amounts to the plan. Employer contributions amounted to $11,488 for the year ended December 31, 1995.

     Compensation for Future Absences

          Employees of the Company are entitled to paid vacation and sick days depending on length of service and other factors. The Company recognizes these costs when earned by the employees.

     Health Insurance Plan

          The Company had a self-insured health plan covering all eligible employees and their dependents. Pursuant to this plan, the Company was liable for claims up to $20,000 per employee annually with a lifetime maximum of $1,000,000 per employee. An excess loss insurance policy provided both aggregate and individual ceilings on the amount of claims payable by the plan. Excess claims were then reimbursed by the insurance company. Self-insurance costs were accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported. Contributions made by employees partially offset the cost of this plan to the Company. During 1994, this plan was terminated and the Company currently offers all employees health insurance through a commercial carrier.


NOTE 8 - STOCK OPTIONS

          The Company, in April 1988, approved an incentive stock option plan whereby eligible employees would be granted options to purchase up to 150,000 shares of the Company's common stock at the market value on the date of the grant. The options are exercisable for a period beginning three years and ending ten years after the date of the grant, subject to certain limitations and other restrictions. During the years ended December 31, 1988 and 1987, 12,375 and 37,500 options were granted to employees at the price of $2.25 and $2.33, respectively, and none were exercised. During the years ended December 31, 1995 and 1994, no options were granted or exercised, and at December 31, 1995 options for 45,750 shares were exercisable.

          In August 1987, the Board granted options to each of the Company's five directors serving at that time to purchase 15,000 shares of Common Stock, at the price of $2.67 per share (the fair market value of the shares on the date of grant), in recognition of past and ongoing service to the Company. The options terminate ten years from the date of grant and are exercisable at any time before then. During the years ended December 31, 1995 and 1994, no additional shares were granted to directors and none of the options granted have yet been exercised. At December 31, 1995, options for 75,000 shares were exercisable.

          The Company's president and chief executive officer, pursuant to employment agreements, was granted nonqualified stock options to purchase shares of the Company's common stock (based on the fair market value on the date of grant), as follows:


                                         Number of                      Exercise
Date                                  Shares Allowed                    Price Per
of Granted                            to be Purchased    Share         Exercise Period
----------                            ---------------    -----        -----------------

July 27, 1993                                  15,000    $2.19        Expire on July 27, 2003
July 27, 1994                                  15,000    $3.75        Expire on July 27, 2004
July 27, 1994                                  75,000    $3.75        Subsequent to the first fiscal
                                                                      year in which the Company
                                                                      achieves net sales of $10 million
                                                                      and has net income; expire July
                                                                      27, 2004
July 27, 1994                                  75,000    $3.75        Subsequent to the first year in
                                                                      which the Company achieves net

                                                sales of $15 million and has net
                                                income; expire July 27, 2004


          As of December 31, 1995, none of these options were exercised and options for 30,000 shares were exercisable.

          During 1994, the Board granted options to purchase 5,000 shares each of the Company's common stock, to two key executives, at the price of $3.75 per share (the fair market value of the shares on July 27, 1994, the grant date) as incentive for performance of services. These options expire ten years from the date of grant; none were exercised as of December 31, 1995 and 10,000 options were exercisable.


NOTE 9 - EXECUTIVE COMPENSATION

          The Company has a Board-approved incentive compensation arrangement with certain key executive officers whereby each officer receives a certain percentage of pre-tax or post-tax earnings in addition to base pay. Such incentives, in total, amounted to $-0- and $25,239 for the years 1995 and 1994, respectively.

          The Company has an employment agreement with a key executive officer which provides for continued employment for a term of two years following a change of control, as defined, and for severance pay in case of voluntary or involuntary termination of employment following a change of control, as defined.

          During 1994, the Company entered into an employment agreement with its new president and chief executive officer which continues through April 1999. Among other provisions, the agreement provides for a base compensation, incentives based on post-tax profits and stock options (see
     Note 8).


NOTE 10 - UNUSUAL ITEMS

          The Company incurred legal costs of $2,740 and $3,725 during 1995 and 1994, respectively, in connection with the environmental suit more fully described in Note 11.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

          Contingency

          The U.S. Environmental Protection Agency ("EPA") has filed suit against Princeton Gamma Tech ("PGT"), an unrelated third party, alleging that releases of hazardous substances by PGT have contaminated two sites in New Jersey. Fifth Dimension Inc. occupied a facility, destroyed by fire in 1974, which was located in the general vicinity of the identified sites. PGT has filed a third party complaint against the issuer, among others, alleging that these parties also caused the contamination.

          Originally, the EPA listed the Company as a potentially responsible party; however, following their initial investigation, the EPA elected to file suit against PGT only. In a January 17, 1996 letter, the United States Environmental Protection Agency ("EPA") stated that it has information which documents the release of hazardous substances from the property that Fifth Dimension formerly occupied in Rocky Hill, New Jersey, that is affecting the groundwater, and advised Fifth Dimension Inc. that it is potentially liable under the Comprehensive Environmental Response, Compensation and Liability Act. Based on the information, EPA stated that Fifth Dimension should perform some response action, at the minimum an investigation to determine the nature, extent and impact of contamination at the property. The Company is undertaking additional investigation; however, they continued to believe that it did not contribute to the contamination, and intends to vigorously defend this action. As this case is till in discovery, the Company's special counsel is unable to predict an outcome of this matter at this time.

          The Company's insurance carrier has agreed to pay a portion of the costs attributable to the defense of this matter but has reserved its rights to withdraw in the event they disclaim coverage. Management believes the insurance company is liable for all costs and is actively seeking reimbursement.

     Backlog

          Backlog at December 31, 1995 was $4,394,385 as compared to $7,326,000 at December 31, 1994.


NOTE 12 - SEGMENT INFORMATION AND CONCENTRATIONS OF REVENUE AND CREDIT RISK

          The Company's business and the products relate to the electronics industry and are used in defense, industrial and consumer applications.

          Net sales during 1995 and 1994 resulting from a series of production contracts with one major domestic customer amounted to 76.3% and 77.3% of total sales, respectively. Accounts receivable from the Company's major customer amounted to 72.1% and 78.8% of total accounts receivable at December 31, 1995 and 1994, respectively.

          The option for additional production on the current contract with the major domestic customer expired without being exercised. No new contracts for this program are under discussion; shipments against the current contract are anticipated to be made through November 1996. Management does not believe that there will be a follow-on contract beyond the current contract which is scheduled for completion at the end of 1996. Management continues to seek new business and programs to replace the significant revenues of this contract.

                                    PART II


Item 8.   Changes In and Disagreements With Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure
          --------------------


          None

                                    PART III


Item 9.   Directors, Executive Officers, Promoters and Control Persons;
--------  -------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act.
          --------------------------------------------------

          (a) Directors and persons chosen to become directors.

          The information contained on Pages 4 and 5 of Fifth Dimension Inc.'s Proxy Statement dated March 28, 1996, with respect to directors of the Issuer, is incorporated herein by reference in response to this item.

          (b) Executive Officers of the Issuer


                        Age       Present Position or Office
                        ---
                                        of Issuer Held
                             -------------------------------------

Craig E. Ebner           56  President and Chief Executive Officer

Sheldon Bitko            68  Vice President, Mercury Products

Alfred R. Senni          67  Vice President, Slip Rings

Elaine H. Cain           67  Vice President, Administration and
 Secretary-Treasurer

          On April 28, 1993, Craig E. Ebner was appointed President and Chief Executive Officer of the Corporation; Sheldon Bitko was appointed Vice President, Mercury Products and Alfred R. Senni was appointed Vice President, Slip Rings. Prior to this appointment, Sheldon Bitko had served as President and Alfred R. Senni had served as Executive Vice President and Chief Executive Officer. Both Mr. Bitko and Mr. Senni have been employed continuously by the Issuer in excess of five years.

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
-------   -------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act.  (continued)
          ---------------------------------------------------------------

          On March 2, 1978, Mrs. Elaine H. Cain was appointed Secretary; on April 24, 1984 Mrs. Cain was appointed Treasurer and on December 19, 1990, she was appointed Vice President Administration and Secretary-Treasurer of the Issuer. Mrs. Cain had been employed continuously by the Issuer in excess of five years, primarily as Executive Secretary, prior to her appointment to the position of Secretary of the Issuer.

          There is no family relationship between or among any of the Issuer's directors or officers, and nor is there any arrangement between any of them and any other person pursuant to which any were selected as an officer or director. The officers serve at the pleasure of the board, in their respective capacities without specified terms of office.

Item 10.  Executive Compensation.
--------  -----------------------

          The information contained on Pages 6, 7, 8, 9 and 10 of the Issuer's Proxy Statement dated March 28, 1996 with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

          The information contained on Pages 1, 2 and 3 of the Issuer's Proxy Statement dated March 28, 1996 with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 12.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

          The information contained on Page 5 of the Issuer's Proxy Statement dated March 28, 1996 with respect to Certain Relationships and Related Transactions, is incorporated herein by reference in response to this item.

                                    PART IV

Item 13.  Exhibits and Reports on Form 8K
--------  -------------------------------

          2.   (a)  Exhibits
               -------------

               Exhibit (3) Articles of Incorporation and By-Laws
               -------------------------------------------------

               (a)  Articles of Incorporation
               ------------------------------

                    3.1 Certificate of Incorporation of the Issuer filed May 1, 1959.**

                    3.2 Amendment to the Certificate of Incorporation of the Issuer filed May 14, 1959.**

                    3.3 Amendment to the Certificate of Incorporation of the Issuer filed June 25, 1959.**

                    3.4 Amendment to the Certificate of Incorporation of the Issuer filed April 5, 1961.**

                    3.5 Amendment to the Certificate of Incorporation of the Issuer filed May 23, 1961.**

                    3.6 Amendment to the Certificate of Incorporation of the Issuer filed May 10, 1988.**

               (b)  By-Laws
               ---  -------

                    3.7 By-Laws of the Issuer as adopted and restated as of February 23, 1991 filed under Form 8-K March 11, 1991.***

---------------------

** Incorporated by reference to Exhibits to the Issuer's Report on Form 10-K for the fiscal year ended December 31, 1988.

*** Incorporated by reference to the Issuer's Report on Form 10-K for the fiscal year ended December 31, 1991.

                                    PART IV

          Exhibit (10)  Material Contracts
          ------------  ------------------

               10.1 Purchase Order Number P109020703 dated January 7, 1993 between Fifth Dimension Inc. and Texas Instruments.**

               10.2 Purchase Order Number NG5527 dated July 5, 1994 between Fifth Dimension Inc. and Kearfott Guidance and Navigation Corporation.***


          Exhibit (11)  Statement Regarding Computation of Per Share Earnings
          ------------  -----------------------------------------------------

               11.1       Statement of Computation of Per Share Earnings.*

          Exhibit (23)  Consent of Experts and Counsel
          ------------  ------------------------------

               23.1       Consent of Independent Certified Public Accountants.*


-----------------------

*    Exhibits filed herewith.

** Incorporation by reference to Exhibits to the Issuer's Report on Form 10-KSB for the fiscal year ended 1993.

*** Incorporation by reference to Exhibits to the Issuer's Report on Form 10-KSB for the fiscal year ended 1994.

     3.   (b)  Reports on Form 8-K
          ------------------------

          None

Exhibit (11)  Statement Regarding Computation of Per Share Earnings
------------  -----------------------------------------------------

                              FIFTH DIMENSION INC.
                    COMPUTATION OF EARNINGS PER COMMON SHARE
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                   1995         1994
                                -----------  ----------

     PRIMARY
------------------------------
Net (loss) income for
primary (loss)
income per common share         $  (92,640)  $   98,682
                                ----------   ----------

Weighted average number
of common shares outstanding
during the year                  1,093,636    1,093,636

Add: Common equivalent
shares (determined using the
"treasury stock" method)
representing shares issuable
upon exercise of employee
stock options                          -0-       52,954
                                ----------   ----------

Weighted average number
of shares used in
calculation of primary
income per share                 1,093,636    1,146,590
                                ----------   ----------

Primary (loss) income per
common share                    $     (.08)  $      .09
                                ----------   ----------

     FULLY DILUTED
     -------------

Net (loss) income for
fully diluted net

income per common share          $  (92,640)  $   97,682
                                 ----------   ----------

Weighted average number
of shares used in calculating
primary income per common
share                             1,093,636    1,146,590

Add: Additional shares
issuable upon exercise
of stock options based
on ending market price                  -0-        8,313
                                 ----------   ----------

Weighted average number
of shares used in
calculation of fully diluted
income per share                  1,093,636    1,154,903
                                 ----------   ----------

Fully diluted (loss)
income per common share          $     (.08)  $      .09
                                 ----------   ----------

Exhibit (23) Consent of Experts and Counsel
-------------------------------------------

     23.1      Consent of Independent Certified Public Accountants

     Yohalem Gillman & Company



              Consent of Independent Certified Public Accountants

          We consent to the incorporation by reference in this Annual Report on Form 10-K of Fifth Dimension Inc. of our report dated February 9, 1996.

          We consent to the incorporation by reference in the Registration Statement (Form S-8) pertaining to the Employee Incentive Stock Plan and the Board of Directors Stock Option Plan of Fifth Dimension Inc., and the related Prospectuses of our report dated February 9, 1996 included and incorporated by reference in this Annual Report (Form 10-K) for the year ended December 31, 1995.


Yohalem Gillman & Company


New York, New York
February 9, 1996

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FIFTH DIMENSION INC.
                              --------------------
                                  (Registrant)


By: /s/Craig E. Ebner          By: /s/Sheldon Bitko
   -------------------------      ------------------------------
     Craig E. Ebner                Sheldon Bitko
     President and Chief           Vice President, Mercury
     Executive Officer             Products
     Director                      Director


By: /s/Alfred R. Senni         By: /s/Elaine H. Cain
   -------------------------      -------------------------------
     Alfred R. Senni               Elaine H. Cain
     Vice President, Slip          Vice President, Administration
     Rings                         Secretary-Treasurer
     Director

Dated:  March 15, 1996



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                              FIFTH DIMENSION INC.
                              --------------------
                                  (Registrant)


By: /s/Charles Davidoff        By: /s/Charles E. Rausch
   -------------------------      ---------------------------
     Charles Davidoff              Charles E. Rausch
     Director                      Director


By: /s/Peter N. Heydon         By: /s/Frederick C. Scherer
   -------------------------      ---------------------------
     Peter N. Heydon               Frederick C. Scherer
     Director                      Director


By: /s/Lee R. Marks
   -------------------------
     Lee R. Marks
     Director

Dated:  March 18, 1996