Form 10QSB
period 1996-03-31
FIFTH DIMENSION INC
filed 1996-05-10
CIK 35522

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1996

                              Commission File No.

                                    0-2532

                               FIFTH DIMENSION INC.
        --------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


             New Jersey                         21-0717490
- -------------------------------      -------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)

801 New York Avenue, Trenton, New Jersey           08638
- ------------------------------------------------------------------
(Address of Principal Executive Office)          (Zip Code)

Issuer's Telephone Number, Including Area Code:   (609) 393-8350
                                                 -----------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes   X    No
                                            -----     -----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of March 31, 1996 the Registrant had outstanding, 1,093,636 shares of Common Stock $.33 1/3 par value.

                             FIFTH DIMENSION INC.
                             --------------------

                               TABLE OF CONTENTS
                               -----------------

                          PERIOD ENDED MARCH 31, 1996
                          ---------------------------


                                                                 PAGE
                                                                 ----

PART 1 - FINANCIAL INFORMATION
- ------------------------------

      Item 1 - Financial Statements
      -----------------------------

          Balance Sheet..........................................  1

          Statement of Operations and Retained Earnings..........  2

          Statement of Cash Flows................................  3

          Notes to Financial Statements..........................  4

     Item 2- Management's Discussions and Analysis of Financial
     ----------------------------------------------------------
     Conditions and Results of Operations........................  5
     ------------------------------------

                             FIFTH DIMENSION INC.
                             --------------------

                                 BALANCE SHEET
                                 -------------

                                  (UNAUDITED)
                                  -----------

                                                                       MARCH 31,
                                                                         1996
                                                                       ---------

                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash and Short-Term Investments..................................  $ 191,837.
     Accounts Receivable - Net........................................    838,612.
     Inventories......................................................    794,418.
     Prepaid Expenses.................................................   $ 70,815.
                                                                         ---------

          Total Current Assets........................................ $ 1,895,682.
                                                                        -----------

PROPERTY, PLANT AND EQUIPMENT - Net of Accumulated
     Depreciation.....................................................   $ 600,954.
                                                                          ---------


PATENT COSTS, LESS ACCUMULATED AMORTIZATION...........................   $  14,072.
                                                                          ---------

          TOTAL ASSETS................................................ $ 2,510,708.
                                                                        -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
     Notes Payable - Current Portion..................................  $   50,000.
     Accounts Payable.................................................     224,522.
     Accrued Expenses.................................................      15,180.
     Accrued Compensation and Vacation................................     214,397.
     Income Taxes.....................................................       1,252.
                                                                           --------

          Total Current Liabilities...................................   $ 505,351.
                                                                          ---------

LONG TERM LIABILITIES:
     Notes payable - Long Term Portion................................  $   70,833.
                                                                          ---------

DEFERRED INCOME TAXES, NET............................................  $    3,533.
                                                                          ---------

     TOTAL LIABILITIES................................................  $  579,717.
                                                                         ----------

STOCKHOLDERS' EQUITY:
     Common Stock - ($.33 1/3 Par Value)..............................     364,936.
     Additional Paid-In Capital.......................................     403,663.
     Treasury Stock - At Cost.........................................     (   604.)
     Retained Earnings................................................ $ 1,162,996.
                                                                        -----------

               TOTAL STOCKHOLDERS' EQUITY............................. $ 1,930,991.
                                                                        -----------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............. $ 2,510,708.
                                                                        -----------

                             FIFTH DIMENSION INC.
                             --------------------

                 STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                 ---------------------------------------------

                                  (UNAUDITED)
                                  -----------


                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------

                                                      1996         1995
                                                      ----         ----
NET SALES                                         $1,335,575.  $  906,561.

COST OF SALES                                        898,273.     707,458.
                                                  -----------  -----------

GROSS PROFIT ON SALES                                437,302.     199,103.

OPERATING EXPENSES                                   309,878.     316,461.

INTEREST EXPENSES                                      4,771.       4,375.
                                                  -----------  -----------

OPERATING INCOME (LOSS)                              122,653.    (121,733.)

OTHER INCOME (EXPENSE)                                 4,298.       4,622.
                                                  -----------  -----------

INCOME (LOSS) BEFORE TAXES                           126,951.    (117,111.)

PROVISION FOR INCOME TAXES (BENEFIT)                  44,806.     (35,281.)
                                                  -----------  -----------

NET INCOME (LOSS)                                     82,145.     (81,830.)

RETAINED EARNINGS AT BEGINNING OF PERIOD           1,080,851.   1,173,491.
                                                  -----------  -----------

RETAINED EARNINGS AT END OF PERIOD                $1,162,996.  $1,091,661.
                                                  -----------  -----------

NET INCOME (LOSS) PER COMMON SHARE                $      .08   $    (.07)
                                                  -----------  -----------

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING     $1,093,636.  $1,093,636.
                                                  -----------  -----------

                             FIFTH DIMENSION INC.
                             --------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                  (UNAUDITED)
                                  -----------


                                                    THREE MONTHS ENDED MARCH 31,
                                                                1996      1995
                                                                ----      ----

CASH FLOWS FROM OPERATING ACTIVITIES
- ------------------------------------
     Net Income (Loss)                                           $ 82,145.   $ (81,830.)
                                                                 ---------   ----------

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
- ---------------------------------------

     Depreciation Expense                                          28,750.      30,000.

     (Increase) Decrease in Accounts Receivable                   (93,328.)    134,137.
     (Increase) Decrease in Inventory                              58,716.    (222,522.)
     (Increase) Decrease in Prepaid Expenses and Taxes            (16,469.)    (15,274.)
     Increase (Decrease) in Accounts Payable                       86,829.      70,656.
     Increase (Decrease) in Accrued Expenses and Compensation      56,787.       8,416.
     Increase (Decrease) in Accrued/Deferred Income Taxes          44,807.     (49,612.)
                                                                 ---------   ----------
                                                                  166,092.     (44,199.)
                                                                 ---------   ----------
     Net Cash Provided (Used) by Operating Activities             248,237.    (126,029.)
                                                                 ---------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
- ------------------------------------

     Capital Expenditures                                          (9,913.)     (7,501.)
                                                                ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
- ------------------------------------
Proceeds from Loans

     Reduction in Notes Payable                                  (187,500.)    (12,500.)
                                                                ----------   ----------

     Net Cash Provided (Used) by Financing Activities            (187,500.)    (12,500.)
                                                                ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               50,824.    (146,030.)
- ----------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  141,013.     272,958.
- ------------------------------------------------                ----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 191,837.   $ 126,928.
- ------------------------------------------                      ----------   ----------

                             FIFTH DIMENSION INC.
                             --------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                MARCH 31, 1996
                                --------------



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

                             FIFTH DIMENSION INC.
                             --------------------

                          PERIOD ENDED MARCH 31, 1996
                          ---------------------------


PART 1 - ITEM 2
- ---------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- --------------------------------------------------------------------------
OPERATIONS
- ----------

The Registrant reported a net income of $82,145 for the first quarter of 1996 on sales revenue of $1,335,575. This compares favorably with a 1995 first quarter loss of $81,830 on sales revenue of $906,561. This significant improvement in operating income and revenues is a result of production increases in the slip ring product line. This same area experienced production delays and problems during the first quarter of 1995, thus reflecting the lower results for that period. The gross profit improvement for the current quarter is a result of the revenue increase detailed above and stable manufacturing overhead expenses during this period. A decline in operating expenses also contributed to the operating results as reductions were made in marketing and professional expenses. Interest costs were stable during the quarter while income tax was provided for based on statutory rates.

The financial condition of the Registrant improved during the quarter as working capital increased by $134,000. The operating profits and reductions in inventory balances enabled the company to reduce outstanding loan balances by $187,500 during the quarter, thus reducing its debt-to-equity ratio from 17% at December 31, 1995 to 6% at March 31, 1996. The company anticipates continued debt reduction and increases in cash balances as 1996 progresses. Profitability is expected to be maintained for the second quarter of the year with declines projected for the second half of the year as a major slip ring contract begins to phase down toward its conclusion at the end of 1996. The Registrant purchased fixed assets of $9,901 during the quarter, while charging $28,750 against the income for depreciation purposes.

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



FIFTH DIMENSION INC.
- --------------------
(Registrant)



Dated:                                    By:  /s/ Craig Ebner
       ----------------------------            --------------------------------
                                               Craig Ebner
                                               President