Form 10QSB
period 1996-06-30
FIFTH DIMENSION INC
filed 1996-08-13
CIK 35522

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996

                              Commission File No.

                                    0-2532

                               FIFTH DIMENSION INC.
        --------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


           New Jersey                               21-0717490
- ---------------------------------    ----------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
 incorporation or organization)

801 New York Avenue, Trenton, New Jersey           08638
- ------------------------------------------------------------------
(Address of Principal Executive Office)          (Zip Code)

Issuer's Telephone Number, Including Area Code:  (609) 393-8350
                                                ----------------


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

     As of June 30, 1996 the Registrant had outstanding, 1,093,636 shares of Common Stock $.33 1/3 par value.

                             FIFTH DIMENSION INC.
                             --------------------

                              TABLE OF CONTENTS
                              -----------------

                          PERIOD ENDED JUNE 30, 1996
                          --------------------------

                                                                                                PAGE
                                                                                                ----



PART 1 - FINANCIAL INFORMATION
- ------------------------------

       Item 1 - Financial Statements
       -----------------------------

          Balance Sheet..........................................................................  1

          Statement of Operations and Retained Earnings..........................................  2

          Statement of Cash Flows................................................................  3

          Notes to Financial Statements..........................................................  4

       Item 2- Management's Discussions and Analysis of Financial
       ----------------------------------------------------------
       Conditions and Results of Operations......................................................  5
       ------------------------------------

                             FIFTH DIMENSION INC.
                             --------------------

                                 BALANCE SHEET
                                 -------------

                                  (UNAUDITED)
                                  -----------

                                                                  JUNE 30,
                                                                    1996
                                                                -----------

                                    ASSETS
                                    ------
CURRENT ASSETS:
     Cash and Short-Term Investments.......................... $   324,708.
     Accounts Receivable - Net................................     832,105.
     Inventories..............................................     682,918.
     Prepaid Expenses......................................... $    61,654.
                                                                -----------

          Total Current Assets................................ $ 1,901,385.
                                                                -----------

PROPERTY, PLANT AND EQUIPMENT - Net of Accumulated
     Depreciation............................................. $   611,727.
                                                                -----------


PATENT COSTS, LESS ACCUMULATED AMORTIZATION................... $    12,495.
                                                                -----------

DEFERRED INCOME TAXES, NET.................................... $     8,869.
                                                                -----------

          TOTAL ASSETS........................................ $ 2,534,476.
                                                                -----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
     Notes Payable - Current Portion..........................  $   50,000.
     Accounts Payable.........................................     143,474.
     Accrued Expenses.........................................      20,601.
     Accrued Compensation and Vacation........................     182,187.
     Income Taxes.............................................      61,384.
                                                                 ----------

          Total Current Liabilities...........................  $  457,646.
                                                                 ----------

LONG TERM LIABILITIES:
     Notes payable - Long Term Portion........................  $    58,333.
                                                                 ----------

     TOTAL LIABILITIES........................................  $   515,979.
                                                                 -----------

STOCKHOLDERS' EQUITY:
     Common Stock - ($.33 1/3 Par Value)......................      364,936.
     Additional Paid-In Capital...............................      403,663.
     Treasury Stock - At Cost.................................        ( 604.)
     Retained Earnings........................................  $ 1,250,502.
                                                                 -----------

               TOTAL STOCKHOLDERS' EQUITY.....................  $ 2,018,497.
                                                                 -----------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....  $ 2,534,476.
                                                                 -----------

                              FIFTH DIMENSION INC.
                              --------------------

                 STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                 ---------------------------------------------

                                  (UNAUDITED)
                                  -----------


                                 QUARTER          SIX MONTHS              QUARTER            SIX MONTHS
                                  ENDED             ENDED                  ENDED               ENDED
                                       JUNE 30, 1996                              JUNE 30, 1995
                              ------------------------------              -----------      ------------


NET SALES                       $1,393,080.       $2,728,655.           $  738,130.         $1,644,691.

COST OF SALES                      953,384.        1,851,657.              585,630.          1,293,088.
                                -----------       -----------           -----------         -----------

GROSS PROFIT ON SALES              439,696.          876,998.              152,500.            351,603.

OPERATING EXPENSES                 304,378.          614,256.              312,735.            629,196.

INTEREST EXPENSE                     2,768.            7,539.                4,217.              8,592.
                                -----------       -----------           -----------         -----------

OPERATING INCOME (LOSS)            132,550.          255,203.             (164,452.)          (286,185.)

OTHER INCOME (EXPENSE)               2,687.            6,985.                7,838.             12,460.
                                -----------       -----------           -----------         -----------

INCOME (LOSS) BEFORE TAXES         135,237.          262,188.             (156,614.)          (273,725.)

PROVISION FOR INCOME TAXES
 (BENEFIT)                          47,731.           92,537.              (47,193.)           (82,474.)
                                -----------       -----------           -----------         -----------

NET INCOME (LOSS)                   87,506.          169,651.             (109,421.)          (191,251.)

RETAINED EARNINGS AT
 BEGINNING OF PERIOD             1,162,996.        1,080,851.            1,091,661.          1,173,491.
                                -----------       -----------           -----------         -----------

RETAINED EARNINGS AT END
 OF PERIOD                      $1,250,502.       $1,250,502.           $  982,240.         $  982,240.
                                -----------       -----------           -----------         -----------

NET INCOME (LOSS) PER
 COMMON SHARE                   $       .08       $       .16           $      (.10)        $      (.17)
                                -----------       -----------           -----------         -----------

WEIGHTED AVERAGE OF COMMON
 SHARES OUTSTANDING              1,093,636.        1,093,636.            1,093,636.          1,093,636.
                                -----------       -----------           -----------         -----------

                             FIFTH DIMENSION, INC.
                             ---------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                  (UNAUDITED)
                                  -----------


                                                                         SIX MONTHS ENDED JUNE 30,
                                                                     1996                       1995
                                                                 ---------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
- ------------------------------------

  Net Income (Loss)                                               $  169,651.                  $(191,251.)
                                                                  -----------                  ----------


ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
- ------------------------------------------
TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
- --------------------------------------------

  Depreciation Expense                                                56,462.                     60,000.

  (Increase) Decrease in Accounts Receivable                         (86,821.)                   585,126.
  (Increase) Decrease in Inventory                                   170,216.                   (298,315.)
  (Increase) Decrease in Prepaid Expenses
   and Taxes                                                          (5,731.)                   (16,084.)
  Increase (Decrease) in Accounts Payable                             31,153.                    (72,924.)
  Increase (Decrease) in Accrued Expenses
   and Compensation                                                    5,781.                    (60,540.)
  Increase (Decrease) in Accrued/Deferred Income Taxes                91,382.                    (96,804.)
                                                                     --------                    --------
                                                                     262,442.                    100,459.
                                                                     --------                    --------

  Net Cash Provided (Used) by Operating
   Activities                                                        432,093.                    (90,792.)
                                                                     --------                    --------

CASH FLOWS FROM INVESTING ACTIVITIES
- ------------------------------------

  Capital Expenditures                                               (48,398.)                   (47,898.)
                                                                     --------                    --------


CASH FLOWS FROM FINANCING ACTIVITIES
- ------------------------------------


  Proceeds from Loans
  Reduction in Notes Payable                                        (200,000.)                   (25,000.)
                                                                    ---------                    --------
  Net Cash Provided (Used) by Financing
   Activities                                                       (200,000.)                   (25,000.)
                                                                    ---------                    --------


  NET INCREASE (DECREASE) IN CASH AND CASH
  ----------------------------------------
   EQUIVALENTS                                                       183,695.                   (163,690.)
   -----------


  CASH AND CASH EQUIVALENTS AT BEGINNING
  --------------------------------------
   OF PERIOD                                                         141,013.                    272,958.
   ---------                                                         --------                    --------


  CASH AND CASH EQUIVALENTS AT END OF
  -----------------------------------
   PERIOD                                                            $324,708.                 $ 109,268.
   ------                                                            ---------                 ----------

                              FIFTH DIMENSION INC.
                              --------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                 JUNE 30, 1996
                                 -------------



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

                              FIFTH DIMENSION INC.
                              --------------------

                           PERIOD ENDED JUNE 30, 1996
                           --------------------------


PART 1 - ITEM 2
- ---------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
- --------------------------------------------------------------------------
OPERATIONS
- ----------

The Registrant reported net income of $87,506 and $169,651 for the second quarter and first half of 1996 on sales revenue of $1,393,080 and $2,728,655, respectively. This compares favorable with 1995 second quarter and first half losses of $109,421 and $191,251 on sales of $738,130 and $1,644,691, respectively. This significant improvement in operating income and revenues is a result of production increases in the slip ring product lines. This area experienced production delays and problems during the first half of 1995, thus negatively impacting results for that period, while uninterrupted operations during 1996 and the addition of various new slip ring customers contributed to successful current year results. The gross profit improvements during the current periods are a result of the revenue increases detailed above and stable manufacturing overhead expenses during this period. A decline in 1996 operating expenses also contributed to the operating results as reductions were made in personnel and benefit expenses. Interest costs were lower during the current periods as debt was significantly reduced. Income taxes were provided for based on statutory rates.

The financial condition of the Registrant improved during the first half as cash balances increased by $183,500 and working capital increased by $187,500. The operating profits and reductions in inventory balances enabled the company to reduce outstanding loan balances by $200,000 during the first half of 1996. The Registrant purchased fixed assets of $48,398 during the first half, while charging $56,462 against income for depreciation purposes.

The Registrant anticipates lower production and shipment levels over the second half of 1996 as a major slip ring contract, which represents approximately 70% of the Registrants's annual revenues, phases down toward its conclusion at the end of this year. Operation results are expected to be impacted by the lower shipments over the second half of the year, with the possibility of losses being incurred as a result of management's decision to maintain engineering and related expenses. The sales revenue from the major slip ring contract ending in 1996 will not be immediately replaceable and, thus, the Registrant is expected to experience significantly lower revenue levels and operating deficits in 1997. The Registrant is aggressively pursuing new customers for the conventional slip rings, investing in applied research to develop new products and continues its merger and acquisition efforts. Continuing increases in cash balances and reduction of inventory and loan balances over the remainder of 1996 should enable the Registrant to enter 1997 in a strong balance sheet position while pursuing Registrant growth efforts.

No other changes have occurred which would have a material affect on liquidity, financial condition or results of operations of the Registrant.

                              FIFTH DIMENSION INC.
                              --------------------



                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





FIFTH DIMENSION INC.
- --------------------
(Registrant)



Dated:    August 7, 1996                 By:  /s/ Craig Ebner
        ----------------------------          --------------------------------
                                              Craig Ebner
                                              President