Form 10QSB
period 1996-09-30
FIFTH DIMENSION INC
filed 1996-11-13
CIK 35522

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1996

                              Commission File No.

                                     0-2532

                               FIFTH DIMENSION INC.
        ---------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


           New Jersey                                    21-0717490
---------------------------------        ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

801 New York Avenue, Trenton, New Jersey           08638
-------------------------------------------------------------
(Address of Principal Executive Office)         (Zip Code)

Issuer's Telephone Number, Including Area Code:   (609) 393-8350
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

     As of September 30, 1996 the Registrant had outstanding, 1,093,636 shares of Common Stock $.33 1/3 par value.

                              FIFTH DIMENSION INC.
                              --------------------

                               TABLE OF CONTENTS
                               -----------------

                        PERIOD ENDED SEPTEMBER 30, 1996
                        -------------------------------

                                                                            PAGE
                                                                            ----


PART 1 - FINANCIAL INFORMATION
------------------------------
       Item 1 - Financial Statements
       -----------------------------

                Balance Sheet...............................................   1

                Statement of Operations and Retained Earnings...............   2

                Statement of Cash Flows.....................................   3

                Notes to Financial Statements...............................   4

      Item 2 - Management's Discussions and Analysis of Financial
      -----------------------------------------------------------
      Conditions and Results of Operations..................................   5
      ------------------------------------

                              FIFTH DIMENSION INC.
                              --------------------

                                 BALANCE SHEET
                                 -------------

                                  (UNAUDITED)
                                  -----------

                                                                SEPTEMBER 30,
                                                                    1996
                                                                -------------

                                    ASSETS
                                    ------
CURRENT ASSETS:
     Cash and Short-Term Investments............................ $   336,740.
     Accounts Receivable - Net..................................     722,427.
     Inventories................................................     692,441.
     Prepaid Expenses........................................... $    43,000.
                                                                  -----------

          Total Current Assets.................................. $ 1,794,608.
                                                                  -----------

PROPERTY, PLANT AND EQUIPMENT - Net of Accumulated
     Depreciation............................................... $   651,287.
                                                                  -----------

PATENT COSTS, LESS ACCUMULATED AMORTIZATION..................... $     9,917.
                                                                  -----------

DEFERRED INCOME TAXES, NET...................................... $     7,496.
                                                                  -----------

          TOTAL ASSETS.......................................... $ 2,463,308.
                                                                  -----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
CURRENT LIABILITIES:
     Notes Payable - Current Portion............................ $    50,000.
     Accounts Payable...........................................     168,552.
     Accrued Expenses...........................................      20,381.
     Accrued Compensation and Vacation..........................     132,693.
     Income Taxes...............................................      48,403.
                                                                  -----------

          Total Current Liabilities............................. $   420,029.
                                                                  -----------

LONG TERM LIABILITIES:
     Notes payable - Long Term Portion.......................... $    45,833.
                                                                  -----------

     TOTAL LIABILITIES.......................................... $   465,862.
                                                                  -----------

STOCKHOLDERS' EQUITY:
     Common Stock - ($.33 1/3 Par Value)........................     364,936.
     Additional Paid-In Capital.................................     403,663.
     Treasury Stock - At Cost...................................        (604.)
     Retained Earnings.......................................... $ 1,229,451.
                                                                  -----------

               TOTAL STOCKHOLDERS' EQUITY....................... $ 1,997,446.
                                                                  -----------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....... $ 2,463,308.
                                                                  -----------

                              FIFTH DIMENSION INC.
                              --------------------

                 STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                 ---------------------------------------------

                                  (UNAUDITED)
                                  -----------

                                QUARTER          NINE MONTHS            QUARTER        NINE MONTHS
                                 ENDED               ENDED               ENDED            ENDED
                                    SEPTEMBER 30, 1996                      SEPTEMBER 30, 1995
                              ---------------------------------       ------------------------------

NET SALES                     $1,003,333.          $3,731,988.         $1,078,578.      $2,723,269.

COST OF SALES                    716,022.           2,567,679.            744,136.       2,037,224.
                              -----------          -----------         -----------      -----------

GROSS PROFIT ON SALES            287,311.           1,164,309.            334,442.         686,045.

OPERATING EXPENSES               321,283.             935,539.            292,464.         921,660.

INTEREST EXPENSE                   2,496.              10,035.              5,516.          14,108.
                              -----------          -----------         -----------      -----------

OPERATING INCOME (LOSS)          (36,468.)            218,735.             36,462.        (249,723.)

OTHER INCOME (EXPENSE)             3,934.              10,919.              1,691.          14,151.
                              -----------          -----------         -----------      -----------

INCOME (LOSS) BEFORE TAXES       (32,534.)            229,654.             38,153.        (235,572.)

PROVISION FOR INCOME TAXES
  (BENEFIT)                      (11,483.)             81,054.             11,496.         (70,978.)
                              -----------          -----------         -----------      -----------

NET INCOME (LOSS)                (21,051.)            148,600.             26,657.        (164,594.)

RETAINED EARNINGS AT
  BEGINNING OF PERIOD          1,250,502.           1,080,851.            982,240.       1,173,491.
                              -----------          -----------         -----------      -----------

RETAINED EARNINGS AT END
  OF PERIOD                   $1,229,451.          $1,229,451.         $1,008,897.      $1,008,897.
                              -----------          -----------         -----------      -----------

NET INCOME (LOSS) PER
  COMMON SHARE                $      (.02)         $       .14         $       .02      $      (.15)
                              -----------          -----------         -----------      -----------

WEIGHTED AVERAGE OF COMMON
  SHARES OUTSTANDING           1,093,636.           1,093,636.          1,093,636.       1,093,636.
                              -----------          -----------         -----------      -----------

                             FIFTH DIMENSION, INC.
                             ---------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                  (UNAUDITED)
                                  -----------


                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                           1996                 1995
                                                        --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

     Net Income (Loss)                                  $ 148,600.            $(164,594.)
                                                        ----------            ----------

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
-------------------------------------------------
 CASH PROVIDED BY OPERATING ACTIVITIES:
--------------------------------------

     Depreciation Expense                                  88,529.               90,000.

     (Increase) Decrease in Accounts Receivable            22,857.              527,687.
     (Increase) Decrease in Inventory                     160,693.             (337,208.)
     (Increase) Decrease in Prepaid Expenses and Taxes     15,501.               13,279.
     Increase (Decrease) in Accounts Payable               30,859.              (88,978.)
     Increase (Decrease) in Accrued Expenses and
      Compensation                                        (19,716.)             (93,947.)
     Increase (Decrease) in Accrued/Deferred Income
      Taxes                                                80,929.             (101,507.)
                                                        ----------            ----------
                                                          379,652.                9,326.
                                                        ----------            ----------

     Net Cash Provided (Used) by Operating Activities     528,252.             (155,268.)
                                                        ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

     Capital Expenditures                                (120,025.)             (48,966.)
                                                        ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

     Proceeds from Loans                                                        175,000.
     Reduction in Notes Payable                          (212,500.)             (37,500.)
                                                        ----------            ----------

     Net Cash Provided (Used) by Financing Activities    (212,500.)             137,500.
                                                        ----------            ----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      195,727.              (66,734.)
----------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          141,013.              272,958.
------------------------------------------------        ----------            ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 336,740.            $ 206,224.
------------------------------------------              ----------            ----------

                              FIFTH DIMENSION INC.
                              --------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                               SEPTEMBER 30, 1996
                               ------------------



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

                              FIFTH DIMENSION INC.
                              --------------------

                        PERIOD ENDED SEPTEMBER 30, 1996
                        -------------------------------


PART 1 - ITEM 2
---------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

The Registrant reported a net loss of $21,051 for the quarter ended
September 30, 1996 resulting in a nine month net income of $148,600 on sales revenue of $1,003,333 and $3,731,988 for the three and nine month periods, respectively. This compares with 1995 third quarter net income of $26,657 on sales of $1,078,578 and a nine month loss of $235,572 on sales of $2,723,269. While 1996 third quarter results are somewhat lower than 1995 results for the similar period, a significant improvement in year to date results are still being reflected due to 1996 production increases in the slip ring product lines. This area experienced production delays and problems during the first half of 1995, thus negatively impacting results for that period, while uninterrupted operations during 1996 and the addition of various new slip ring customers have contributed to the current year results. Gross profit as a percentage of sales revenue declined in both comparable periods due to 1996 shipments of various new and developmental products. Operating expenses have shown slight increases during the current periods while interest costs were lower as debt was significantly reduced. Income taxes were provided for based on statutory rates.

The financial condition of the Registrant has improved during 1996 as cash balances have increased by $195,727 and working capital has increased by $118,361. The operating profits and reductions in inventory balances have enabled the company to reduce outstanding loan balances by $212,500 during 1996. The Registrant purchased fixed assets of $120,025 during 1996, while charging $88,529 against income for depreciation purposes.

The Registrant anticipates lower production and shipment levels on its major slip ring contract with Kearfott Guidance and Navigation Corp. in the final quarter of 1996 as the Kearfott Contract phases down. While the Registrant anticipates an overall revenue increase in the fourth quarter of 1996 as compared to the previous quarter, operating results are expected to be negatively impacted by a less favorable product mix. The sales revenue from the Kearfott Contract ending in 1996, which represents approximately 75% for the Registrant's 1996 revenues, will not be immediately replaceable and, thus, the Registrant is expected to experience significantly lower revenue levels and operating deficits in 1997. In an effort to offset the impact of the conclusion of this Contract, the Registrant is aggressively pursuing new customers for conventional slip rings, investing in applied research to develop new products and continuing its merger and acquisition efforts. Continuing increases in cash balances and reduction of inventory and loan balances over the remainder of 1996 should enable the Registrant to enter 1997 in a strong balance sheet position.

Fifth Dimension has been advised by their customer Kearfott Guidance and Navigation Corp. of sample test failures within a Production Lot containing more than 200 IMU Slip Rings valued at approximately $780,000. Based upon Fifth Dimension's experience with previous sample test failures, such failures could have occurred because of a problem with the testing or could have occurred because of a failure of the units themselves. If the failure is the result of the units themselves, the units will be returned to Fifth Dimension and could require additional testing, repair or replacement. The contractual arrangement between Kearfott and Fifth Dimension sets forth a procedure for resolving sample test failures of units, which procedure has commenced. However, as of this date it is too early to determine the responsibility or action required. It is not expected that the disposition and impact will be immediately known.

Other than the matters presented in the previous paragraphs, no other changes have occurred which would have a material affect on liquidity, financial condition or results of operations of the Registrant.

                              FIFTH DIMENSION INC.
                              --------------------



                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIFTH DIMENSION INC.
--------------------
(Registrant)



Dated:                                  By:
       -----------------------------        ---------------------------------
                                            Craig Ebner
                                            President