Form 10KSB40
period 1996-12-31
FIFTH DIMENSION INC
filed 1997-03-31
CIK 35522

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1996

                           Commission File No. 02532

                              FIFTH DIMENSION INC.
            -------------------------------------------------------
                (Name of Small Business Issuer in its Charter)

                 New Jersey                               21-0717490
     -------------------------------             ---------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 IdentificationNumber)

     801 New York Avenue, Trenton, New Jersey              08638-3982
     ----------------------------------------    ----------------------------
     (Address of Principal Executive Office)               (Zip Code)

                   Issuer's Telephone Number  (609) 393-8350
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Issuer's revenues for its most recent fiscal year (1996) were $4,241,236.

     As of March 17, 1997 the aggregate market value of the voting stock held by non-affiliates of the Issuer was $1,913,863.

     As of March 17, 1997 the Issuer had outstanding 1,093,636 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Shareholders Meeting to be held May 14, 1997, are incorporated by reference into Part III.

     Exhibit Index is located in Part IV, Page 31 and 32.

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

          The Issuer is manufacturing custom slip ring assemblies for the Trident Guidance System, the Abrams Tank Turret, radar pedestals, pharmaceutical equipment, sophisticated amusement rides, robots for automobile manufacturing, paper converting equipment and various other rotating applications. In addition, the Issuer recently introduced a standard family of commercial slip rings called the MAGNA Ring. In January 1996, the Issuer filed for a Patent on a new Brushless Slip Ring.

          In 1985, procurement responsibility for the Trident Slip Ring Assembly was transferred from Draper Laboratories to Kearfott Guidance and Navigation Corporation ("KG&N"). The Issuer has negotiated production contracts with KG&N periodically since 1985, and has contracts in place for final delivery in 1997 with no new contracts pending. During 1996 revenues from these contracts amounted to $3,256,090 or 76.8% of the Issuer's sales.

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

          In 1989, a development program was undertaken by this group to manufacture a mercury level sensor for the Paveway system. Paveway is the "smart" bomb guidance system developed by Texas Instruments. Development of Paveway III was completed in 1993 and included a new sensor package resulting in significant cost reductions and quality improvement. This is an ongoing program with substantial product shipped in 1996. Continued production through 1997 or beyond is likely.

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

          (4) The Issuer experiences intense competition with respect to most areas of its business. The Issuer competes primarily on the basis of performance and reliability of its products, the ability of its products to perform in severe environments encountered in military, aerospace and high reliability commercial applications, prompt and responsive contract performance, price, and the Issuer's technical competence. The Issuer believes that its product lines and its ability to integrate its products into systems and sub-systems, and to interface these systems with end-user applications, provide the Issuer with an advantage over many of its competitors. In addition, the applied research funding since 1995 is believed to be key to developing products with competitive advantages.

          (5) The raw materials for the manufacture of the Issuer's products are available from several sources, such as Carpenter Technology Corporation and Engelhard Corporation, and generally are made to order.

          (6) The Issuer's business and the products offered relate to the electronics industry for use in defense, industrial, and commercial applications.

          Revenue from billings during 1996 and 1995, respectively on a series of production contracts, currently in the Telemetry (Slip Ring) Group, with one major domestic customer (Kearfott Guidance and Navigation Corporation), amounted to 76.8% and 76.3% of total sales. The current contract is expected to be completed in 1997 and there are no anticipated additional contracts from Kearfott Guidance and Navigation Corporation at this time.

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

          In 1983, a Licensing Agreement was signed with Saunders-Roe Developments Limited (England), (now known as Saunders-Roe, Limited (England)), for a ten year period, covering manufacture and sole source sales of the Issuer's Tilt Switches, to Common Market countries, and non-sole source marketing elsewhere, excluding the United States. The Issuer provided technical data, equipment, engineering and start-up service in exchange for licensing fees and an ongoing royalty. In 1987, the license was extended to include the Issuer's LCII Switch. Revenues attributable to these royalties amounted to $5,441 during 1996. Agreement was reached which would extend this license for a period of ten years (August 2003). However, in 1996, Saunders-Roe Limited advised that they no longer planned to manufacture Mercury Switches and are in discussions relative to transferring technology to another manufacturer. This transfer requires approval of the Issuer.

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

          (10) Approximately $215,000 was spent by the Issuer on Engineering and Research activities during 1996 as compared with $175,000 in 1995. This activity was primarily directed to new applications for existing products, the development of new products, and process improvement. The Issuer directly funds all Research and Development activity.

                                     PART I


Item 1.   Description of Business
------    -----------------------

          (b)  Business of Issuer (continued)
               ------------------------------

          (11) Compliance with Federal, State and local provision which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment or the Issuer's employees, has had a material effect on the Issuer's earnings based upon increases in time spent by the Issuer's employees and fees paid for outside services to monitor and review environmental control. It has not had a material effect on capital expenditures and the competitive position of the Issuer. The costs to the Issuer to comply with Environmental Protection Agency Regulations in 1996 amounted to approximately $53,000 in labor, equipment and materials compared with $39,885 in 1995.

          (12) The Issuer has a total of 51 full-time employees.


Item 2.   Description of Property
------    -----------------------

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

          (b) The Issuer has made no Real Estate Investments.

                                     PART I


Item 3.   Legal Proceedings
------    -----------------

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


Item 4.   Submission Of Matters To Vote Of Security Holders.
------    -------------------------------------------------

          None.

                                    PART II

Item 5.   Market For Common Stock and Related Stockholder Matters
------    -------------------------------------------------------

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


                             BID QUOTATIONS
                       --------------------------
                          1996          1995
                       ------------  ------------
                       HIGH    LOW   HIGH    LOW
                       -----  -----  -----  -----
     First Quarter     2      1-1/2  4-5/8  4-1/4
     Second Quarter    3-3/4  1-3/4  4-1/4  2-1/4
     Third Quarter     2-1/2  1-1/2  3-3/4  3-1/2
     Fourth Quarter    1-5/8  13/16  3-3/4  2

          The information provided above with respect to the bid quotations was furnished by NASDAQ, 1735 K Street, Northwest, Washington, D.C. 20006.

          (b)  Holders
               -------

          The approximate number of stockholders of record as of March 17, 1997 is 422.

          (c)  Dividends.
               ---------

          There was no dividend paid during the past two years. Payment of dividends is not anticipated during the foreseeable future based on projections of the capital requirements needed for the Issuer's growth.

                                    PART II

Item 6.   Management's Discussion and Analysis
------    ------------------------------------

          FINANCIAL CONDITION AND LIQUIDITY
          ---------------------------------

          The Corporation spent $122,128 on capital additions during 1996 while recording $124,611 of depreciation expense. A reduction in capital spending is projected for 1997 while depreciation reserves are projected at slightly lower levels than in 1996.

          The loss from operations contributed a decline in working capital from $1,256,218 in 1995 to $1,098,976 at the end of 1996. While cash balances increased from $155,764 at the end of 1995 to $296,777 at December 31, 1996, the trade receivable balances declined significantly as a consequence of forth quarter shipment delays on the Kearfott Contract. However, the Company was able to reduce outstanding debt by $225,000 during 1996, as a result of the fourth quarter receivable collections. As reported in December 1996 and early 1997, as a consequence of some test sample failures during Kearfott's environmental testing on the IMU Slip Rings, the Company was advised of the anticipated return of 283 units and a hold on the final 140 units to be delivered until the problem causing the test failures could be identified and corrected. Because of this development in the Kearfott Contract as well as the already projected operating losses, continued support of the Company's Four Point Plan will require additional outside financing in 1997. Despite such projected losses, the Company believes that its credit history in regard to repayment of debt, its low debt position as of the end of 1996 and its significant stockholders' equity balance of $1,704,680 will permit the Company to secure the required financing.

          RESULTS OF OPERATIONS
          ---------------------

          Sales for 1996 increased 2.1% over 1995 to $4,241,236 as continued shipments on a major Slip Ring contract and increased penetration of the commercial Slip Ring market more than offset reductions in mercury switch revenues. While the Company anticipates continued shipments of military products and increases in shipments to commercial Slip Ring customers, the Company's major contract with Kearfott Guidance and Navigation Corporation for Trident IMU Slip Rings will end in 1997. This is expected to result in a significantly lower overall sales level during 1997. Backlog beginning 1997 was $1,768,120.

                                    PART II

Item 6.   Management's Discussion and Analysis
------    ------------------------------------

          RESULTS OF OPERATIONS (continued)
          ---------------------------------

          Gross profit increased by 7.0% in 1996 to $1,124,225 compared with $1,051,093 in 1995. This increase is primarily attributable to improvements in gross margins on the Kearfott Contract which experienced production problems and delays in early 1995. Although the Company experienced a similar delay with the Kearfott Contracts during the final quarter of 1996 (which continues into the first quarter of 1997), more profitable operating results over the first three quarters of 1996 together with overhead reductions made during the fourth quarter reduced the negative affect on the Company's gross percentage for 1996. The gross profit is expected to decline significantly, however, during 1997 because of projected declines in gross sale revenues and a shift of the sales mix to products with lower margins.

          Selling, general and administrative expenses increased by 1.8% in 1996 to $1,224,507 compared with $1,202,634 in 1995. The Company projects a significant overhead decline during 1997 as further overhead reductions are undertaken in response to lower sales levels.

          Financing costs declined from $21,684 in 1995 to $12,518 in 1996 as a consequence of the Company's reduced bank debt. Company borrowing is expected to increase in 1997, however as a result of working capital requirements.

          The Company recorded a $78,978 charge for deferred state tax benefits which may not be realizable in future periods. Although the tax benefits will remain available, their use will require significant taxable income over the next five years. This charge results in a provision for 1996 of $40,147 despite an operating loss of $104,019. This contrasts with $78,278 tax benefit recorded in 1995 based on an operating loss of $170,918.

          The modest sales and gross profit increases contributed to a reduction in operating losses before taxes from $170,918 in 1995 to $104,019 in 1996. Although the operating results improved in 1996 over 1995 after recording the tax affect described above and reserving for the Kearfott rework cost described in Note 11, the net loss of $0.13 per share exceeded the 1995 loss of $0.08 per share. The Company does project a significant increase in the loss per share in 1997, however, as a consequence of the end of the Kearfott Contract (which accounted for approximately 75% of 1996 revenues).

                                    PART II

Item 6.   Management's Discussion and Analysis
------    ------------------------------------

          RESULTS OF OPERATIONS (continued)
          ---------------------------------

          The Company continues its efforts to minimize the end of this contract and return to its long-term aspirations through the implementation of its Four Point Plan as described in the report to shareholders of August 9, 1996. In short, this plan includes increased efforts to serve a wider range of applications in the commercial Slip Ring markets while continuing to pursue other fresh opportunities in the defense industry.

          Management is dedicated to continued applied research in areas where the possibility exists for large sales to replace lost revenues. The Company is encouraged by potential opportunities opening up for its new Brushless Slip Ring (patent pending), a direct consequence of its ambitious applied research program. Although many customers have expressed interest, it must be stated that this effort is in its early development, and so its eventual affect on Company operations will not be known until late 1997.

          As reported earlier, the Company also continues to pursue possible mergers/acquisitions which would positively impact its future operations.

                                    PART II
                                    -------


Item 7.   Financial Statements
-------   --------------------



                              FIFTH DIMENSION INC.


                              FINANCIAL STATEMENTS

                        AND INDEPENDENT AUDITOR'S REPORT

                              FORM 10-KSB - ITEM 7

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                              PAGES 13 - 27

                          INDEPENDENT AUDITOR'S REPORT


Yohalem, Gillman & Co. LLP                         477 Madison Ave NY, NY 10022
Certified Public Accountants                                (212) 371-2100


Board of Directors and Stockholders
Fifth Dimension Inc.

     We have audited the accompanying balance sheet of Fifth Dimension Inc. as of December 31, 1996 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fifth Dimension Inc. at December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



New York, New York
January 31, 1997

                              FIFTH DIMENSION INC.

                                 BALANCE SHEET
                               DECEMBER 31, 1996

                                     ASSETS


CURRENT ASSETS
  Cash and equivalents                              $  296,777
  Accounts receivable, less allowance
    For doubtful accounts of $3,309                    227,204
  Inventories                                          902,974
  Prepaid expenses and other current assets             37,465
                                                    ----------

      Total current assets                           1,464,420
                                                    ----------

Property, plant and equipment - at cost,
  less accumulated depreciation and amortization       625,174
                                                    ----------

Patent costs, less accumulated amortization             13,863
                                                    ----------
                                                    $2,103,457


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term obligations           50,000
  Accounts payable                                     137,173
  Accrued compensation                                 125,635
  Accrued expenses                                      54,636
                                                    ----------

      Total current liabilities                        365,444
                                                    ----------

Long-term obligations, less current maturities          33,333
                                                    ----------

COMMITMENTS AND CONTINGENCIES

Stockholders' equity
  Common stock, $.33-1/3 par value; authorized
    1,800,000 shares; issued 1,094,808 shares          364,936
  Additional paid-in capital                           403,663
  Retained earnings                                    936,685
                                                    ----------
                                                     1,705,284

  Less cost of treasury stock - 1,172 shares               604
                                                    ----------
      Total stockholders' equity                     1,704,680
                                                    ----------
                                                    $2,103,457
                                                    ----------

                            See accompanying notes.

                              FIFTH DIMENSION INC.

                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                        1996          1995
                                                     ----------    ----------
Net sales                                            $4,241,236    $4,152,361

Cost of sales                                         3,117,011     3,101,268
                                                     ----------    ----------

Gross profit                                          1,124,225     1,051,093
                                                     ----------    ----------

Selling, general and administrative expenses          1,224,507     1,202,634
Unusual items - environmental costs                       2,115         2,740
Interest expense                                         12,518        21,684
Interest and other income                               (10,896)       (5,047)
                                                     ----------    ----------
                                                      1,228,244     1,222,011
                                                     ----------    ----------

Loss before provision (benefit) for income taxes       (104,019)     (170,918)

Provision (benefit) for income taxes                     40,147       (78,278)
                                                     ----------    ----------
Net loss                                             $ (144,166)   $  (92,640)
                                                     ----------    ----------
(Loss) earnings per common share:
 Primary and Fully diluted                                $(.13)        $(.08)
                                                     ----------    ----------
Weighted average number of common shares
outstanding:
 Primary and Fully diluted                            1,093,636     1,093,636


                            See accompanying notes.

                              FIFTH DIMENSION INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                  Additional
                                                                   Paid-in        Retained           Less
                                            Common Stock           Capital        Earnings       Treasury Stock         Total
                                        ----------------------   ------------    -----------   --------------------   ------------
                                          Amount      Shares                                     Shares     Amout
                                        ----------   ---------                                 ---------   --------

Balance at December 31, 1994            $1,094,808   $364,936     $403,663       $1,173,491      1,172       $604       $1,941,486
Net income                                                                          (92,640)                               (92,640)
                                        ----------   ---------   ------------    ----------    ---------   --------   ------------
Balance at December 31, 1995             1,094,808    364,936      403,663        1,080,851      1,172        604        1,848,846
Net Loss                                                                           (144,166)                              (144,166)

                                        ----------   ---------   ------------    ----------    ---------   --------   ------------
Balance at December 31, 1996            $1,094,808   $364,936     $403,663       $  936,685      1,172       $604       $1,704,680
                                        ----------   ---------   ------------    ----------    ---------   --------   ------------

                            See accompanying notes.

                              FIFTH DIMENSION INC.

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                            1996         1995
                                                         -----------  ----------
Cash flows from operating activities
  Net loss                                                $(144,166)  $ (92,640)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities
      Depreciation and amortization expense                 124,611     125,661
      Decrease (increase) in accounts receivable            518,080     (12,036)
      Increase in inventories                               (49,840)    (23,227)
      Increase in prepaid expenses and
        other current assets                                (25,339)    (20,726)
      Decrease in accounts payable                           (2,520)    (82,748)
      Increase (decrease) in accrued compensation and
        expenses, income taxes payable and deferred
        income taxes                                         87,650     (91,567)
                                                          ---------   ---------
            Net cash provided by (used in)
              operating activities                          508,476    (197,283)
                                                          ---------   ---------
Cash flows from investing activities
  Purchase of property, plant and equipment                (122,128)    (59,662)
  Increase in patent costs                                   (5,584)         --
                                                          ---------   ---------
            Net cash used in investing activities          (127,712)    (59,662)
                                                          ---------   ---------
Cash flows from financing activities
  Proceeds from loans                                            --     175,000
  Repayment of loans                                       (225,000)    (50,000)
                                                          ---------   ---------
            Net cash (used in) provided by
              financing activities                         (225,000)    125,000
                                                          ---------   ---------
Net increase (decrease) in cash and cash equivalents        155,764    (131,945)

Cash and equivalents - beginning of year                    141,013     272,958
                                                          ---------   ---------
Cash and equivalents - end of year                        $ 296,777   $ 141,013
                                                          ---------   ---------
Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for
    Interest                                              $  14,080   $  20,541
    Income taxes                                                 --      18,062




                            See accompanying notes.

                              FIFTH DIMENSION INC.

                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company

          Fifth Dimension Inc. (the "Company") is a provider, to various military and commercial users, of products relating to the electronics industry. The Company designs, manufactures and markets a variety of products which include mercury switches, relays, and signal processing and data handling devices called commutators and slip rings.

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses during 1995 and 1996 and was informed by its major customer that there would be no renewal of their contract. It also incurred a production problem which will require rework and/or remanufacture of 283 units previously shipped. As of December 31, 1996, the Company had working capital of $1,098,976 and stockholders' equity of $1,704,680. Management has established a plan for future growth that includes: increasing its efforts to serve a wider range of applications in the commercial slip ring markets; pursuing fresh opportunities in the defense industry; developing and marketing its new brushless slip ring; and continuing its search for possible mergers and/or acquisitions. Additionally, the Company believes its credit history, low debt position, and significant stockholders' equity will permit them to secure financing.

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

                              FIFTH DIMENSION INC.

                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     Research and Development

          Company-sponsored research and development expenditures are charged to expense as incurred, the elements of which are allocated to cost of sales and general and administrative expenses. Research and development activities amounted to approximately $215,000 and $175,000 for the years ended December 31, 1996 and 1995 respectively.

     Earnings per Share

          Earnings per share computations generally are based on the weighted average number of common shares and common equivalent shares (relative to stock options) outstanding during the year. In 1996 and 1995 loss per share is based on the number of outstanding common shares because the effect of common equivalent shares would be anti-dilutive.

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

NOTE 2 - INVENTORIES

          Inventories at December 31, 1996 are summarized as follows:

               Raw materials       $250,848
               Work in process      631,721
               Finished goods        20,405
                                   --------
                  Total            $902,974
                                   --------

                              FIFTH DIMENSION INC.

                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

          The components of property, plant and equipment as of December 31, 1996 were as follows:


                  Land                              $   49,111
                  Building                             379,181
                  Machinery                            987,089
                  Office furniture and equipment       276,406
                  Building improvements                251,524
                  Automobiles                            7,946
                                                    ----------
                     Total                           1,951,257

                  Less accumulated depreciation
                    and amortization                 1,326,083
                                                    ----------
                     Net                            $  625,174
                                                    ==========

               Depreciation expense for the years ended December 31, 1996 and 1995 was $116,745 and $116,598, respectively.

NOTE 4 - PATENTS

          The cost of patents is capitalized and amortized to operations on a straight-line basis over a period of five (5) years. Accumulated amortization at December 31, 1996 was $42,139 and amortization expense for the years ended December 31, 1996 and 1995 was $7,866 and $9,063, respectively.

NOTE 5 - CREDIT FACILITIES

          Long-term obligations as of December 31, 1996 amounted to $83,333 evidenced by a term loan which matures on August 15, 1998. The loan is payable in monthly installments of $4,167 plus interest at the prime rate plus one percent and is secured by all business assets.

          The term loan is scheduled to mature as follows:

               1997                           $ 50,000
               1998                             33,333
                                              --------
                                              $ 83,333
                                              ========

          The Company has available a working capital line of credit which allows for a maximum borrowing of $750,000 through April 30, 1997. This borrowing facility requires (1) a zero balance for thirty (30) consecutive days; (2) accrues interest at prime plus .25 percent; (3) is secured by all business assets; and (4) prohibits the Company from obtaining a mortgage on its business premises. In addition, the line of credit agreement contains restrictive convenants which require, among other things, that the Company maintain certain financial ratios. There were no borrowings outstanding against this credit line at December 31, 1996.

                              FIFTH DIMENSION INC.

                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 6 - INCOME TAXES

          The provision (benefit) for income taxes includes income taxes currently payable and those deferred because of a temporary difference between the financial statement and tax basis of assets and liabilities. The provision (benefit) for income taxes consists of the following:


                                        Year Ended December 31,
                                       -------------------------
                                          1996          1995
                                       -----------  ------------
            Federal income taxes:
              Current                  $       --      $(34,158)
              Deferred                    (30,718)      (23,497)

            State income taxes:
              Current                          --            --
              Deferred                     (8,113)      (20,623)
                                         --------   -----------
            Valuation allowance for
              deferred tax assets          78,978            --
                                         --------   -----------
          Provision (benefit) for
            income taxes                 $ 40,147   $   (78,278)
                                         --------   -----------

          The difference between the statutory federal income tax rate of 34% on income (loss) before income taxes and the Corporation's effective tax rate is summarized as follows:

                                                 Year Ended December 31,
                                                -------------------------
                                                    1996         1995
                                                ------------  -----------
            Statutory federal income taxes         $(35,366)    $(58,112)
            State income tax, net of federal
              benefit                                (5,149)     (15,337)
            Research and other credits               (6,000)     (19,524)
            Graduated federal income tax
              brackets and other                      7,684       14,695
                                                   --------     --------
            Valuation allowance for deferred
              tax assets                             78,978           --
                                                   --------     --------
            Provision (benefit) for
              taxes on income                      $ 40,147     $(78,278)
                                                   --------     --------
            Effective tax rate                           28%          28%

                              FIFTH DIMENSION INC.

                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 6 - INCOME TAXES (CONTINUED)

          Deferred income taxes are recognized for tax consequences of "temporary differences" by applying enacted statutory rates, applicable to future years, to differences between financial reporting and the tax basis of existing assets and liabilities. Temporary differences and carryforwards for 1996 are as follows:


            Deferred tax asset
              Allowance for doubtful accounts and
                vacation pay accruals                        $ 31,961
            State net operating loss carryforwards             45,899
            Federal net operating loss carryforwards           32,418
            Credits available for carryforward                 57,792
                                                             --------

                  Deferred tax assets                         168,070
                                                             --------

            Deferred tax liabilities
              Depreciation                                     65,451
              Federal tax arising from State tax benefits      23,641
                                                             --------

                  Deferred tax liabilities                     89,092
                                                             --------

            Net deferred tax asset                             78,978
            Valuation allowance                               (78,978)
                                                             --------

               Net deferred tax asset                        $     --
                                                             =========


          At December 31, 1996, the Company had available the following tax carryforwards:


                                                  Year of
Type                                   Amount    Expiration
----                                  ---------  ----------
     Federal net operating loss        $115,781   2010-2011
     Federal research credit           $ 19,524        2009
     New Jersey net operating loss     $611,987   1999-2003
     New Jersey tax credits            $ 38,268   1998-2002


NOTE 7 - EMPLOYEE BENEFIT PLANS

     401(k) Plan

          Beginning July 1, 1995, the Company established a 401(k) plan to replace the pension and profit sharing plans which were terminated during 1993. The plan covers all employees, ages 21 and over, with a minimum of one year of service and provides for elective deferrals by the employees up to 15% of compensation. Additionally, the Company, at its sole discretion, may contribute additional amounts to the plan. Employer contributions amounted to $20,713 and $11,488 for the year ended December 31, 1996 and 1995 respectively.

                              FIFTH DIMENSION INC.

                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 7 - EMPLOYEE BENEFIT PLANS (CONTINUED)

     Compensation for Future Absences

          Employees of the Company are entitled to paid vacation and sick days depending on length of service and other factors. The Company recognizes these costs when earned by the employees.

NOTE 8 - STOCK OPTIONS

          The Company, in April 1988, approved an incentive stock option plan whereby eligible employees would be granted options to purchase up to 150,000 shares of the Company's common stock at the market value on the date of the grant. The options are exercisable for a period beginning three years and ending ten years after the date of the grant, subject to certain limitations and other restrictions. During the years ended December 31, 1988 and 1987, 12,375 and 37,500 options were granted to employees at the price of $2.25 and $2.33, respectively, and none were exercised. During the years ended December 31, 1989 through 1995, no options were granted or exercised. During the year ended December 31, 1996, Options to purchase 24,000 shares were granted to employees at a share price of $1.875. At December 31, 1996 options for 49,875 shares were exercisable.

          In August 1987, the Board granted options to each of the Company's five directors serving at that time to purchase 15,000 shares of Common Stock, at the price of $2.67 per share (the fair market value of the shares on the date of grant), in recognition of past and ongoing service to the Company. The options terminate ten years from the date of grant and are exercisable at any time before then. For the year ended December 31, 1996, no additional shares were granted. None of the options granted have yet been exercised. At December 31, 1996, options for 75,000 shares were exercisable.

          The Company's president and chief executive officer, pursuant to employment agreements, was granted nonqualified stock options to purchase shares of the Company's common stock (based on the fair market value on the date of grant), as follows:


                   Number of     Exercise
   Date         Shares Allowed   Price Per
of Granted      to be Purchased    Share      Exercise Period
----------      ---------------  ---------  ----------------------
July 27, 1993            15,000  $2.19      Expire on July 27, 2003
July 27, 1994            15,000  $3.75      Expire on July 27, 2004
July 27, 1994            75,000  $3.75      Subsequent to the first
                                            fiscal year in which the
                                            Company achieves net
                                            sales of $10 million and
                                            has net income; expire
                                            July 27, 2004

July 27, 1994            75,000  $3.75      Subsequent to the first
                                            year in which the
                                            Company achieves net
                                            sales of $15 million and
                                            has net income; expire
                                            July 27, 2004


          As of December 31, 1996, none of these options were exercised and options for 30,000 shares were exercisable.

                              FIFTH DIMENSION INC.

                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 8 - STOCK OPTIONS (CONTINUED)

          During 1994, the Board granted options to purchase 5,000 shares each of the Company's common stock, to two key executives, at the price of $3.75 per share (the fair market value of the shares on July 27, 1994, the grant date) as incentive for performance of services. These options expire ten years from the date of grant; none were exercised as of December 31, 1996 and 10,000 options were exercisable.

NOTE 9 - EXECUTIVE COMPENSATION

          The Company has a Board-approved incentive compensation arrangement with certain key executive officers whereby each officer receives a certain percentage of pre-tax or post-tax earnings in addition to base pay. Such incentives, in total, amounted to $-0- for the years ended December 31, 1996 and 1995 respectively.

          The Company has employment agreements with two key executives for two year terms with expiration dates of September 18, 1997 and December 31, 1998. Among other provisions, the agreements provide for base compensation and incentives based on pre-tax profits.

          During 1994, the Company entered into an employment agreement with its new president and chief executive officer which continues through April 1999. Among other provisions, the agreement provides for a base compensation, incentives based on post-tax profits and stock options (see
     Note 8).

NOTE 10 - UNUSUAL ITEMS - ENVIRONMENTAL COSTS

          The Company incurred legal costs of $2,115 and $2,740 during 1996 and 1995, respectively, in connection with the environmental suit more fully described in Note 11.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

          Product Rework Contingency

          The Company, during 1996, was advised by their major customer of sample test failures within a production lot containing approximately 283 units that will be returned to the Company for repair and/or remanufacture. Additionally, this customer has advised the Company that it will not accept further shipments of the 140 units remaining against the original contract until the production problem is rectified. Based on preliminary testing of the defective units management believes the problem may be a minor production adjustment which would cost the Company approximately $25,000 in the rework costs. However, should the Company be required to remanufacture all 283 units, the expected costs would approximate $300,000. In accordance with FAS 5 "Accounting for Contingencies" the financial statements reflect a rework cost of $25,000 as a charge to current year income.

                              FIFTH DIMENSION INC.

                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

          Environmental Issue

        The U.S. Environmental Protection agency ("EPA") has filed suit against Princeton Gamma Tech ("PGT"), an unrelated third party, alleging that releases of hazardous substances by PGT have contaminated two sites in New Jersey. Fifth Dimension Inc. occupied a facility, destroyed by fire in 1974, which was located in the general vicinity of the identified sites. PGT has filed a third party complaint against the Company, among others, alleging that these parties also caused the contamination.

          Originally, the EPA listed the Company as a potentially responsible party; however, following their initial investigation, the EPA elected to file suit against PGT only. In a January 17, 1996 letter, the United States Environmental Protection Agency ("EPA") stated that it has information which documents the release of hazardous substances from the property that Fifth Dimension formerly occupied in Rocky Hill, New Jersey, that is affecting the groundwater, and advised Fifth Dimension Inc. that it is potentially liable under the Comprehensive Environmental Response, Compensation and Liability Act. Based on the information, EPA stated that Fifth Dimension should perform some response action, at the minimum an investigation to determine the nature, extent and impact of contamination at the property. The Company has proposed to undertake additional investigation; however, they continued to believe that it did not contribute to the contamination, and intends to vigorously defend this action. As this case is still in discovery, the Company's special counsel is unable to predict an outcome of this matter at this time.

          The Company's insurance carrier has agreed to pay a portion of the costs attributable to the defense of this matter but has reserved its rights to withdraw in the event they disclaim coverage. Management believes the insurance company is liable for all costs and is actively seeking reimbursement.

     Backlog

          Backlog at December 31, 1996 was $1,804,253 as compared to $4,394,385 at December 31, 1995.

NOTE 12 - SEGMENT INFORMATION AND CONCENTRATIONS OF REVENUE AND CREDIT RISK

          The Company's business and the products relate to the electronics industry and are used in defense, industrial and consumer applications.

          Net sales during 1996 and 1995 resulting from a series of production contracts with one major domestic customer amounted to 76.8% and 76.3% of total sales, respectively. Accounts receivable from the Company's major customer amounted to 42.6% and 72.1% of total accounts receivable at December 31, 1996 and 1995, respectively.

          The option for additional production on the current contract with the major domestic customer expired without being exercised, and no new contracts for this program are under discussion. Production of the remaining 140 units necessary to fulfill the contract will be completed upon resolution of the product rework as discussed in Note 11.

                              FIFTH DIMENSION INC.

                         NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

NOTE 13 - FOURTH QUARTER RESULTS OF OPERATIONS (UNAUDITED)

          During the fourth quarter of 1996, the Company incurred operating losses due to the production problems and shipping freeze on the contract with its major customer (see Note 11). The Company continued to incur manufacturing and other overhead costs, although at reduced levels, during the fourth quarter that contributed to significantly reduced gross margins and operating losses. The Company also recorded a charge of $78,978 for a valuation allowance of deferred tax assets which may not be realizable in future periods.

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

          The information contained on Pages 4 and 5 of Fifth Dimension Inc.'s Proxy Statement dated March 28, 1997, with respect to directors of the Issuer, is incorporated herein by reference in response to this item.

          (b) Executive Officers of the Issuer


                                                 Present Position or Office
                                Age              of Issuer Held
                               ----              ------------------------------
Craig E. Ebner                  57               President and Chief Executive
                                                 Officer

Sheldon Bitko                   69               Vice President, Motion
                                                 Components

Alfred R. Senni                 68               Vice President, Slip Rings

Elaine H. Cain                  68               Vice President, Administration
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

Item 10.  Executive Compensation.
--------  -----------------------

          The information contained on Pages 6, 7, 8, 9 and 10 of the
Issuer's Proxy Statement dated March 28, 1997 with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

          The information contained on Pages 1, 2 and 3 of the Issuer's
Proxy Statement dated March 28, 1997 with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.

Item 12.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

          The information contained on Page 5 of the Issuer's Proxy Statement dated March 28, 1997 with respect to Certain Relationships and Related Transactions, is incorporated herein by reference in response to this item.

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

3.   (b)  Reports on Form 8-K
     ------------------------

     The Issuer filed one (1) report on Form 8-K, December 13, 1996, in reference to sample test failures of Trident IMU Slip Rings at Kearfott Guidance and Navigation Corporation fully describer in Note 11 of the Financial Statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FIFTH DIMENSION INC.
                                       --------------------
                                          (Registrant)


By: /s/ Craig E. Ebner                 By: /s/ Sheldon Bitko
   -----------------------------          -----------------------------
Craig E. Ebner                         Sheldon Bitko
President and Chief                    Vice President, Mercury Products
Executive Officer                      Director
Director


By: /s/ Alfred R. Senni                By: /s/ Elaine H. Cain
   -----------------------------          -----------------------------
Alfred R. Senni                        Elaine H. Cain
Vice President, Slip                   Vice President, Administration
Rings                                  Secretary-Treasurer
Director


Dated:  March 14 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the date indicated.


                                       FIFTH DIMENSION INC.
                                       ---------------------
                                       (Registrant)


By: /s/ Charles Davidoff               By: /s/ Charles E. Rausch
   -----------------------------          -----------------------------
   Charles Davidoff                       Charles E. Rausch
   Director                               Director


By: /s/ Peter N. Heydon                By: /s/ Frederick C. Scherer
   -----------------------------          -----------------------------
   Peter N. Heydon                        Frederick C. Scherer
   Director                               Director



                           By: /s/ Lee R. Marks
                              -----------------------------
                              Lee R. Marks
                              Director



Dated:  March 18, 1997