Form 10QSB
period 1997-03-31
FIFTH DIMENSION INC
filed 1997-05-13
CIK 35522

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1997

                              Commission File No.

                                    0-2532

                             FIFTH DIMENSION INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


         New Jersey                                     21-0717490
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

801 New York Avenue, Trenton, New Jersey               08638
------------------------------------------------------------------
(Address of Principal Executive Office)              (Zip Code)

Issuer's Telephone Number, Including Area Code:   (609) 393-8350
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

         As of March 31, 1997 the Registrant had outstanding, 1,093,636 shares of Common Stock $.33 1/3 par value.

                              FIFTH DIMENSION INC.
                              --------------------

                                TABLE OF CONTENTS
                                -----------------

                           PERIOD ENDED MARCH 31, 1997
                           ---------------------------


                                                                                PAGE
                                                                                ----
PART 1 - FINANCIAL INFORMATION
------------------------------

         Item 1 - Financial Statements
         -----------------------------

                  Balance Sheet .................................................  1

                  Statement of Operations and Retained Earnings .................  2

                  Statement of Cash Flows .......................................  3

                  Notes to Financial Statements .................................  4

         Item 2- Management's Discussions and Analysis of Financial
         ----------------------------------------------------------
         Conditions and Results of Operations ...................................  5
         ------------------------------------

                             FIFTH DIMENSION INC.
                             --------------------

                                 BALANCE SHEET
                                 -------------

                                  (UNAUDITED)
                                  -----------

                                                                                                          MARCH 31,
                                                                                                            1997
                                                                                                          ---------
                                                      ASSETS
                                                      ------
CURRENT ASSETS:
         Cash and Short-Term Investments................................................................  $ 46,738.
         Accounts Receivable - Net .....................................................................   377,941.
         Inventories....................................................................................   873,278.
         Prepaid Expenses ..............................................................................  $ 42,550.
                                                                                                           --------

                  Total Current Assets................................................................ $ 1,340,507.
                                                                                                        -----------
PROPERTY, PLANT AND EQUIPMENT - Net of Accumulated
         Depreciation................................................................................... $ 596,224.
                                                                                                          ---------

PATENT COSTS, LESS ACCUMULATED AMORTIZATION............................................................. $  12,003.
                                                                                                          ---------

DEFERRED INCOME TAXES, BENEFITS......................................................................... $ 183,107.
                                                                                                          ---------

                  TOTAL ASSETS........................................................................ $ 2,131,841.
                                                                                                        -----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                       ------------------------------------
CURRENT LIABILITIES:
         Notes Payable - Current Portion............................................................... $  300,000.
         Accounts Payable................................................................................  160,064.
         Accrued Expenses ................................................................................  77,133.
         Accrued Compensation and Vacation...............................................................  156,131.
                                                                                                          ---------

                  Total Current Liabilities............................................................  $ 693,328.
                                                                                                          ---------
LONG TERM LIABILITIES:
         Notes payable - Long Term Portion............................................................. $   20,833.
                                                                                                          ---------

         TOTAL LIABILITIES............................................................................. $  714,161.
                                                                                                         ----------
STOCKHOLDERS' EQUITY:
         Common Stock - ($.33 1/3 Par Value).............................................................  364,936.
         Additional Paid-In Capital......................................................................  403,663.
         Treasury Stock - At Cost........................................................................  (   604.)
         Retained Earnings ............................................................................ $  649,685.
                                                                                                         ----------

                           TOTAL STOCKHOLDERS' EQUITY................................................. $ 1,417,680.
                                                                                                        -----------

                           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................................. $ 2,131,841.
                                                                                                        -----------

                             FIFTH DIMENSION INC.
                             --------------------

                 STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                 ---------------------------------------------

                                  (UNAUDITED)
                                  -----------


                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
                                                              1997                      1996
                                                              ----                      ----
NET SALES                                                  $  366,486.               $1,335,575.

COST OF SALES                                                 609,390.                  898,273.
                                                            ----------                ----------

GROSS PROFIT (LOSS) ON SALES                                 (242,904.)                 437,302.

OPERATING EXPENSES                                            224,290.                  309,878.

INTEREST EXPENSE                                                5,462.                    4,771.
                                                            ----------                ----------

OPERATING INCOME (LOSS)                                      (472,656.)                 122,653.

OTHER INCOME (EXPENSE)                                          2,549.                    4,298.
                                                            ----------                ----------

INCOME (LOSS) BEFORE TAXES                                   (470,107.)                 126,951.

PROVISION FOR INCOME TAXES (BENEFIT)                         (183,107.)                  44,806.
                                                            ----------                ----------

NET INCOME (LOSS)                                            (287,000.)                  82,145.

RETAINED EARNINGS AT BEGINNING OF PERIOD                      936,685.                1,080,851.
                                                            ----------                ----------

RETAINED EARNINGS AT END OF PERIOD                         $  649,685.               $1,162,996.
                                                            ----------                ----------

NET INCOME (LOSS) PER COMMON SHARE                         $     (.26)               $      .08
                                                           -----------                ----------

WEIGHTED AVERAGE OF COMMON                                  1,093,636.                1,093,636.
SHARES OUTSTANDING                                          ----------                ----------

                              FIFTH DIMENSION, INC.
                              ---------------------

                             STATEMENT OF CASH FLOWS
                             -----------------------

                                   (UNAUDITED)
                                   -----------

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                         1997                         1996
                                                                                      ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

    Net Income (Loss)                                                           $  (287,000.)                      $  82,145.
                                                                                -------------                      ----------

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
-------------------------------------------------
  CASH PROVIDED BY OPERATING ACTIVITIES:
---------------------------------------

    Depreciation Expense                                                             28,950.                          28,750.

    (Increase) Decrease in Accounts Receivable                                     (150,737.)                       ( 93,328.)
    (Increase) Decrease in Inventory                                                 29,696.                          58,716.
    (Increase) Decrease in Prepaid Expenses and Taxes                                (3,225.)                       ( 16,469.)
    Increase (Decrease) in Accounts Payable                                          24,891.                          86,829.
    Increase (Decrease) in Accrued Expenses and Compensation                         52,993.                          56,787.
    Increase (Decrease) in Accrued/Deferred Income Taxes                           (183,107.)                         44,807.
                                                                                -------------                      ----------
                                                                                    200,539.                         166,092.
                                                                                -------------                      ----------

    Net Cash Provided (Used) by Operating Activities                               (487,539.)                        248,237.
                                                                                -------------                      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

    Capital Expenditures                                                              -    .                         ( 9,913.)
                                                                                -------------                      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

    Proceeds from Loans                                                             250,000.                           -
    Reduction in Notes Payable                                                     ( 12,500.)                       (187,500.)
                                                                                -------------                      ----------

    Net Cash Provided (Used) by Financing Activities                               (237,500.)                       (187,500.)
                                                                                -------------                      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (250,039.)                        (50,824.)
----------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    296,777.                         141,013.
                                                                                -------------                      ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    46,738.                       $ 191,837.
------------------------------------------                                      -------------                      ----------

                              FIFTH DIMENSION INC.
                              --------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                 MARCH 31, 1997
                                 --------------



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

                              FIFTH DIMENSION INC.
                              --------------------

                           PERIOD ENDED MARCH 31, 1997
                           ---------------------------

PART 1 - ITEM 2
---------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-----------------------------------------------------------------------
OF OPERATIONS
-------------

The Registrant reported a net loss of $287,000 for the first quarter of 1997 on sales revenue of $366,486. This compares with 1996 first quarter income of $82,145 on sales revenue of $1,335,575. This significant decline in operating income and revenues is a result of production delays and decreasing contract requirements on the Kearfott slip ring contract. The gross profit deficit for the current quarter is a result of the production delay detailed above and low margins on products shipped during the quarter. The sales level and gross profit margins did not provide adequate coverage of manufacturing overhead incurred during the first quarter thus resulting in the gross profit deficit. The Company reduced operating expenses by 28% during the first quarter of 1997 versus the first quarter of 1996. This reduction was primarily the result of lower personnel costs although various other overheads were reduced in response to the lower sales and production levels. Interest costs were slightly higher during the current quarter based on additions to outstanding debt balances. Income tax benefits were accrued based on the projected future tax reductions anticipated to result from carryover of the first quarter operating loss.

The financial condition of the Registrant declined during the quarter as is evidenced by a working capital reduction of $452,000. The operating losses and an increase in accounts receivable balances resulted in the need to borrow $250,000 during the quarter on a line of credit, thus increasing the debt-to-equity ratio from 5% at December 31, 1996 to 23% at March 31, 1997. The company anticipates continued financing requirements during the balance of 1997 and is currently negotiating the renewal of its credit line which expired as of April 30, 1997. Failure to extend repayment of the current credit line balance and obtain adequate additional short term financing may result in the Registrant's inability to meet its cash obligations. Continued operating deficits are projected for the balance of 1997 although at significantly lower levels than experienced during the first quarter. Shipments on the Kearfott slip ring contract are expected to resume and be completed during the second half of 1997. The Registrant purchased no fixed assets during the quarter, while charging $28,950 against income for depreciation purposes.

No other changes have occurred which would have a material affect on the liquidity, financial condition or results of operations of the Registrant.

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


FIFTH DIMENSION INC.
--------------------
(Registrant)




Dated:  ____________________________     By:   ________________________________
                                               Craig Ebner
                                               President