Form 10QSB
period 1997-06-30
FIFTH DIMENSION INC
filed 1997-08-13
CIK 35522

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                               Commission File No.

                                     0-2532

                              FIFTH DIMENSION INC.
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

          New Jersey                                  21-0717490
  ------------------------------          -------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

         801 New York Avenue, Trenton, New Jersey               08638
         --------------------------------------------------------------
         (Address of Principal Executive Office)              (Zip Code)

Issuer's Telephone Number, Including Area Code:  (609) 393-8350
                                                 --------------

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

     As of June 30, 1997 the Registrant had outstanding, 1,093,636 shares of Common Stock $.33 1/3 par value.

                             FIFTH DIMENSION INC.
                             --------------------

                              TABLE OF CONTENTS
                              -----------------

                          PERIOD ENDED JUNE 30, 1997
                          --------------------------


                                                                        PAGE
                                                                        ----

PART 1 - FINANCIAL INFORMATION
------------------------------

       Item 1 - Financial Statements
       -----------------------------

                Balance Sheet .........................................   1

                Statement of Operations and Retained Earnings .........   2

                Statement of Cash Flows ...............................   3

                Notes to Financial Statements .........................   4

       Item 2 - Management's Discussion and Analysis of Financial
       ----------------------------------------------------------
       Condition and Results of Operations ............................   5
       -----------------------------------

                             FIFTH DIMENSION INC.
                             --------------------

                                 BALANCE SHEET
                                 -------------

                                  (UNAUDITED)
                                  -----------

                                                                       JUNE 30,
                                                                         1997
                                                                       --------
                                    ASSETS
                                    ------
CURRENT ASSETS:
           Cash ...................................................    $106,720
           Accounts Receivable - Net ..............................     233,179
           Inventories ............................................     825,319
           Prepaid Expenses .......................................    $ 50,081
                                                                        -------

                     Total Current Assets .........................  $1,215,299
                                                                      ---------
PROPERTY, PLANT AND EQUIPMENT - Net of Accumulated
           Depreciation ...........................................   $ 575,184
                                                                       --------
PATENT COSTS, LESS ACCUMULATED AMORTIZATION .......................   $  12,183
                                                                       --------
DEFERRED INCOME TAXES, BENEFITS ...................................   $ 322,660
                                                                       --------
                     TOTAL ASSETS .................................  $2,125,326
                                                                      ---------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
           Notes Payable - Current Portion ........................   $ 555,156
           Accounts Payable .......................................     184,713
           Accrued Expenses .......................................      67,174
           Accrued Compensation and Vacation ......................     115,497
                                                                       --------
                     Total Current Liabilities ....................   $ 922,540
                                                                       --------

LONG TERM LIABILITIES:
           Notes payable - Long Term Portion ......................   $   3,566
                                                                       --------
           TOTAL LIABILITIES ......................................     926,106
                                                                       --------
STOCKHOLDERS' EQUITY:
           Common Stock - ($.33 1/3 Par Value) ....................     364,936
           Additional Paid-In Capital .............................     403,663
           Treasury Stock - At Cost................................     (   604)
           Retained Earnings                                          $ 431,225
                                                                       --------

               TOTAL STOCKHOLDERS' EQUITY..........................  $1,199,220
                                                                      ---------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........  $2,125,326
                                                                      ---------

                             FIFTH DIMENSION INC.
                             --------------------

                 STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                 ---------------------------------------------

                                  (UNAUDITED)
                                  -----------

                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------

                                         QUARTER        SIX MONTHS     QUARTER      SIX MONTHS
                                          ENDED           ENDED         ENDED         ENDED
                                              JUNE 30, 1997                 JUNE 30, 1996
                                        --------------------------     -----------------------
NET SALES                               $  388,919      $  755,405     $1,393,080   $2,728,655

COST OF SALES                              566,060       1,175,450        953,384    1,851,657
                                        ----------      ----------      ---------    ---------

GROSS PROFIT (LOSS) ON SALES              (177,141)       (420,045)       439,696      876,998

OPERATING EXPENSES                         207,867         432,157        304,378      614,256

INTEREST EXPENSE                             9,170          14,632          2,768        7,539
                                        ----------      ----------      ---------    ---------

OPERATING INCOME (LOSS)                   (394,178)       (866,834)       132,550      255,203

OTHER INCOME (EXPENSE)                      36,340          38,889          2,687        6,985
                                        ----------      ----------      ---------    ---------

INCOME (LOSS) BEFORE TAXES                (357,838)       (827,945)       135,237      262,188

PROVISION FOR INCOME TAXES
  (BENEFIT)                               (139,378)       (322,485)        47,731       92,537
                                        ----------      ----------      ---------    ---------

NET INCOME (LOSS)                         (218,460)       (505,460)        87,506      169,651

RETAINED EARNINGS AT
   BEGINNING OF PERIOD                     649,685         936,685      1,162,996    1,080,851
                                        ----------      ----------      ---------    ---------

RETAINED EARNINGS AT END
  OF PERIOD                             $  431,225      $  431,225     $1,250,502   $1,250,502
                                        ----------      ----------      ---------    ---------

NET INCOME (LOSS) PER
   COMMON SHARE                         $     (.20)     $     (.46)    $      .08   $      .16
                                        ----------      ----------      ---------    ---------

WEIGHTED AVERAGE OF COMMON
  SHARES OUTSTANDING                     1,093,636       1,093,636      1,093,636    1,093,636
                                        ----------      ----------      ---------    ---------

                             FIFTH DIMENSION INC.
                             --------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                  (UNAUDITED)
                                  -----------

                                                                 SIX MONTHS ENDED JUNE 30,
                                                                 1997                 1996
                                                             ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

  Net Income (Loss)                                          $    (505,460)          $ 169,651
                                                             -------------           ---------

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
-------------------------------------------------
 CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
 --------------------------------------------

  Depreciation Expense                                              57,900              56,462

  (Increase) Decrease in Accounts Receivable                        (5,975)            (86,821)
  (Increase) Decrease in Inventory                                  77,655             170,216
  (Increase) Decrease in Prepaid Expenses and Taxes                (10,936)             (5,731)
  Increase (Decrease) in Accounts Payable                           49,540              31,153
  Increase (Decrease) in Accrued Expenses and Compensation           2,400               5,781
  Increase (Decrease) in Accrued/Deferred Income Taxes            (322,660)             91,382
                                                             -------------           ---------
                                                                  (152,076)            262,442
                                                             -------------           ---------

  Net Cash Provided (Used) by Operating Activities                (657,536)            432,093
                                                             -------------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

  Capital Expenditures                                              (7,910)            (48,398)
                                                             -------------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

  Proceeds from Loans                                              492,053                 -
  Reduction in Notes Payable                                       (16,664)           (200,000)
                                                             -------------           ---------

  Net Cash Provided (Used) by Financing Activities                 475,389            (200,000)
                                                             -------------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (190,057)            183,695
----------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   296,777             141,013
------------------------------------------------                   -------             -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $106,720            $324,708
------------------------------------------                        --------            --------

                              FIFTH DIMENSION INC.
                              --------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                 JUNE 30, 1997
                                 ------------


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

                              FIFTH DIMENSION INC.
                              --------------------

                           PERIOD ENDED JUNE 30, 1997
                           --------------------------


PART 1 - ITEM 2
---------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

The Registrant reported a net loss of $218,460 and $505,460 for the second quarter and first half of 1997 on sales revenue of $388,919 and $755,405 respectively. This compares with 1996 net income of $87,506 and $169,651 for the second quarter and first half on sales revenue of $1,393,080 and $2,728,655 for the respective periods. This significant decline in operating income and revenues is a result of production delays and decreasing contract requirements on the Kearfott slip ring contract. Gross profit was adversely impacted by the production delays detailed above and low margins on products shipped during the current periods. Despite significant overhead reductions, the depressed sales levels and gross profit margins did not provide adequate coverage of manufacturing overhead. This lack of overhead coverage thus resulted in the reported gross profit deficits. The Registrant reduced operating expenses by 30% during the first half of 1997 versus the similar period in 1996. This reduction was primarily the result of lower personnel costs although various other overheads were reduced in response to the lower sales and production levels. Interest costs were higher during the current period as a result of increases in outstanding debt balances. Income tax benefits were accrued based on the projected tax reductions anticipated to result in future periods from carryover of the current operating losses.

The financial condition of the Registrant declined during the first half of 1997 as a result of the operating losses. This is evidenced by the $806,000 decline in working capital during this time period. The Registrant borrowed
$235,000 during the second quarter and $485,000 over the first half of 1997 from bank sources and the Registrant's officers and directors. The Registrant's line of credit was not renewed by its primary bank effective May 1, 1997. The Registrant is currently past due on the repayment of the line of credit ($400,000) and an installment loan ($66,665) with the same bank. As originally reported in the Registrant's 10-QSB dated March 31, 1997 and subsequent form 8K filings, the Registrant is currently pursuing alternative financing in order to address working capital requirements and the delinquent loan balances. To date, alternative short term financing of $315,000 has been secured. This includes $115,000 borrowed from the company directors and officers and $200,000 borrowed from another bank and guaranteed by a stockholder. The Registrant anticipates continued financing requirements during 1997 until inventory reductions can support current cash needs. Additional financing is under review and will be required in order for the Registrant to meet its cash requirements. In the event that the Registrant is unsuccessful in its attempt to obtain financing, it could result in the inability to meet its current financial obligations. Continued operating deficits are projected for the balance of 1997 although at significantly lower levels than experienced during the first half. Shipments on the Kearfott slip ring contract are expected to resume during the third quarter of 1997 and be completed during the first quarter of 1998. The Registrant anticipates replacement of the sales from this contract with sales of other products in its effort to return to profitable operating levels in the future. The Registrant purchased fixed assets of $7,910 during the first half of 1997 while charging $57,900 against income for depreciation reserves.

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



FIFTH DIMENSION INC.
--------------------
(Registrant)




Dated:                                       By:
       -----------------------------            --------------------------------
                                                Craig Ebner
                                                President