Form 10QSB
period 1997-09-30
FIFTH DIMENSION INC
filed 1997-11-13
CIK 35522

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                              Commission File No.

                                    0-2532

                             FIFTH  DIMENSION INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


          New Jersey                                21-0717490
-------------------------------      ----------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
 incorporation or organization)



801 New York Avenue, Trenton, New Jersey                        08638
-------------------------------------------------------------------------------
(Address of Principal Executive Office)                       (Zip Code)


Issuer's Telephone Number, Including Area Code - (609) 393-8350
                                                 --------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                    ---     ---


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    As of September 30, 1997 the Registrant had outstanding 1,093,636 shares of Common Stock $.33 1/3 par value.

                             FIFTH DIMENSION INC.
                             --------------------

                               TABLE OF CONTENTS
                               -----------------

                        PERIOD ENDED SEPTEMBER 30, 1997
                        -------------------------------


                                                                     PAGE
                                                                     ----

PART 1 - FINANCIAL INFORMATION
------------------------------

 Item 1 - Financial Statements
------------------------------

   Balance Sheet                                                      1

   Statement of Operations and Retained Earnings                      2

   Statement of Cash Flows                                            3

   Notes to Financial Statements                                      4

Item 2 - Management's Discussion and Analysis of
------------------------------------------------
 Financial Condition and Results of Operations                        5
 ---------------------------------------------

                             FIFTH DIMENSION INC.
                             --------------------

                                 BALANCE SHEET
                                 -------------

                                  (UNAUDITED)
                                  -----------


                                                        SEPTEMBER 30
                                                             1997
                                                        ------------

                          ASSETS
                          ------

CURRENT ASSETS:
 Cash                                                     $   85,823
 Accounts Receivable - Net                                   190,844
 Inventories                                                 885,523
 Prepaid Expenses                                             44,784
                                                          ----------

     Total Current Assets                                  1,206,974
                                                          ----------

PROPERTY, PLANT AND EQUIPMENT - Net of Accumulated
 Depreciation                                                546,234
                                                          ----------

PATENT COSTS, LESS ACCUMULATED AMORTIZATION                   10,323
                                                          ----------

DEFERRED INCOME TAX BENEFITS                                 473,875
                                                          ----------

     TOTAL ASSETS                                         $2,237,406
                                                          ----------


             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

CURRENT LIABILITIES:
 Notes Payable - Current Portion                          $  786,182
 Accounts Payable                                            267,833
 Accrued Expenses                                             96,719
 Accrued Compensation and Vacation                           122,785
                                                          ----------

      Total Current Liabilities                            1,273,519
                                                          ----------

LONG TERM LIABILITIES:
 Notes Payable - Long Term Portion                             1,683
                                                          ----------

      TOTAL LIABILITIES                                    1,275,202
                                                          ----------

STOCKHOLDERS' EQUITY:
 Common Stock - ($.33 1/3 Par Value)                         364,936
 Additional Paid-In Capital                                  403,663
 Treasury Stock - At Cost                                       (604)
 Retained Earnings                                           194,209
                                                          ----------

      TOTAL STOCKHOLDERS' EQUITY                             962,204
                                                          ----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $2,237,406
                                                          ----------


                             FIFTH DIMENSION INC.
                             --------------------

                 STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                 ---------------------------------------------

                                  (UNAUDITED)
                                  -----------



                                                QUARTER           NINE MONTHS         QUARTER           NINE MONTHS
                                                 ENDED               ENDED             ENDED               ENDED
                                                    SEPTEMBER 30, 1997                     SEPTEMBER 30, 1996
                                                ----------------------------          -----------------------------

NET SALES                                      $  267,845        $ 1,023,250          $1,003,333         $3,731,988

COST OF SALES                                     411,580          1,587,030             716,022          2,567,679
                                               ----------        -----------          ----------         ----------
GROSS PROFIT (LOSS) ON SALES                     (143,735)          (563,780)            287,311          1,164,309

OPERATING EXPENSES                                234,705            666,862             321,283            935,539

INTEREST EXPENSE                                   15,896             30,528               2,496             10,035
                                               ----------        -----------          ----------         ----------

OPERATING INCOME (LOSS)                          (394,336)        (1,261,170)            (36,468)           218,735

OTHER INCOME (EXPENSE)                              6,105             44,994               3,934             10,919
                                               ----------        -----------          ----------         ----------

INCOME (LOSS) BEFORE TAXES                       (388,231)        (1,216,176)            (32,534)           229,654

PROVISION FOR INCOME TAXES (BENEFIT)             (151,215)          (473,700)            (11,483)            81,054
                                               ----------        -----------          ----------         ----------

NET INCOME (LOSS)                                (237,016)          (742,476)            (21,051)           148,600

RETAINED EARNINGS AT BEGINNING
 OF PERIOD                                        431,225            936,685           1,250,502          1,080,851
                                               ----------        -----------          ----------         ----------

RETAINED EARNINGS AT END OF PERIOD             $  194,209        $   194,209          $1,229,451         $1,229,451
                                               ----------        -----------          ----------         ----------

NET INCOME (LOSS) PER COMMON SHARE             $     (.22)        $     (.68)                .02                .14
                                               ----------        -----------          ----------         ----------

WEIGHTED AVERAGE OF COMMON
 SHARES OUTSTANDING                            $1,093,636          1,093,636           1,093,636          1,093,636
                                               ----------        -----------          ----------         ----------

                             FIFTH DIMENSION, INC.
                             ---------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                  (UNAUDITED)
                                  -----------

                                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                                       1997            1996
                                                                  ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

   Net Income (Loss)                                                 $(742,476)      $ 148,600
                                                                     ---------       ---------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
-------------------------------------------------
 CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
----------------------------------------------

  Depreciation Expense                                                  86,850          88,529

  (Increase) Decrease in Accounts Receivable                            36,560          22,857
  (Increase) Decrease in Inventory                                      17,451         160,693
  (Increase) Decrease in Prepaid Expenses and Taxes                     (3,979)         15,501
  Increase (Decrease) in Accounts Payable                              132,660          30,859
  Increase (Decrease) in Accrued Expenses and  Compensation             39,233         (19,716)
  Increase (Decrease) in Accrued/Deferred Income Taxes                (473,875)         80,929
                                                                     ---------       ---------
                                                                      (165,100)        379,652
                                                                     ---------       ---------
  Net Cash Provided (Used) by Operating Activities                    (907,576)        528,252
                                                                     ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

  Capital Expenditures                                                  (7,910)       (120,025)
                                                                     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

  Proceeds from Loans                                                  722,910               -
  Reduction in Notes Payable                                           (18,378)       (212,500)
                                                                     ---------       ---------

  Net Cash Provided (Used) by Financing Activities                     704,532        (212,500)
                                                                      --------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (210,954)        195,727
----------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       296,777         141,013
------------------------------------------------                     ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  85,823       $ 336,740
------------------------------------------                           ---------       ---------

                             FIFTH DIMENSION INC.
                             --------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                              SEPTEMBER 30, 1997
                              ------------------



NOTE #1 INVENTORIES
        -----------

   On an interim basis, the cost of goods sold and resulting inventory valuation is calculated using the gross profit method. A physical inventory is taken December 31 of each year and a distribution into raw materials, work in process and finished goods is only available at that time.

                             FIFTH DIMENSION INC.
                             --------------------
                        PERIOD ENDED SEPTEMBER 30, 1997
                        -------------------------------
PART 1 - ITEM 2
---------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
  OPERATIONS
  ----------

    The Registrant reported net losses of $237,016 and $742,476 for the third quarter and first nine months of 1997 on sales revenue of $267,845 and $1,023,250, respectively. This compares with a 1996 quarterly net loss of $21,051 on sales revenue of $1,003,333 and a 1996 nine month net income of $148,600 on sales revenue of $3,731,988. The significant decline in operating income and revenues is primarily a result of production delays and decreasing contract requirements on the Kearfott slip ring contract and production delays on the ACALA Tank Turret slip ring contract. Gross profit was adversely impacted by these production delays and low margins on products shipped during the current periods. Despite significant overhead reductions, the depressed sales levels and gross profit margins did not provide adequate coverage of manufacturing overhead. This lack of overhead coverage thus resulted in the reported gross profit deficits. The Registrant reduced operating expenses by 29% over the first nine months of 1997 versus the similar period in 1996. This reduction was primarily the result of lower personnel costs although various other overheads were reduced in response to the lower sales and production levels. Interest costs were higher during the current periods as a result of increases in outstanding debt balances. Income tax benefits were accrued based on the projected tax reductions anticipated to result in future periods from carryover of the current operating losses.

    The financial condition of the Registrant has declined during 1997 as result of the operating losses. This is evidenced by the $1,165,000 decline in working capital during this time period. The Registrant borrowed $230,000 during the third quarter and $715,000 over the first nine months of 1997 from bank sources and the Registrants' officers and directors. The Registrants' line of credit was not renewed by its primary bank effective May 1, 1997. The company is currently past due on the repayment of the line of credit ($400,000) and an installment loan ($66,665) with the same bank. As originally reported in the Registrant's IO-QSB dated March 31, 1997 and subsequent form 8K filings, the Registrant is pursuing alternative financing in order to address working capital requirements and the delinquent loan balances. As of September 30, 1997, alternative short term financing of $315,000 has been secured which includes $115,000 borrowed from the company directors and officers and $200,000 borrowed from another bank, with the guarantee of a major company stockholder. The company anticipates continuing financing requirements until inventory reductions can support current cash needs. Additional financing is under review and will be required in order for the Registrant to meet its cash requirements. In the event that the Registrant is unsuccessful in its attempt to obtain financing, it could result in the inability to meet its current financial obligations. Continued operating deficits are projected for the fourth quarter of 1997 although at lower levels than experienced during the first nine months. Shipments on the Kearfott and ACALA slip ring contracts are expected to resume during the fourth quarter of 1997 and be completed during the first half of 1998. The ability of the company to return to profitable operating levels in the future is dependent on the success of the new products that have resulted from the Applied Research Programs; namely the Brushless Slip Ring and the Mercury Free Switch. Both products are in the patent application stage with early positive customer reaction. The company has received an order from Draper Laboratories for the Brushless Slip Ring with significant production potential, if testing is positive. In addition, the company has received and are bidding to large customers other potentially significant contracts for future years.

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





FIFTH DIMENSION INC.
--------------------
(Registrant)



DATE                                         BY
    --------------------------------           -------------------------------
                                               Craig Ebner
                                               President