Form 10KSB
period 1997-12-31
FIFTH DIMENSION INC
filed 1998-05-28
CIK 35522

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-KSB

               ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1997
                           Commission File No. 02532

                             FIFTH DIMENSION INC.
             -----------------------------------------------------
                 (Name of Small Business Issuer in its Charter)
      New Jersey                               21-0717490

---------------------------------          -------------------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                        Identification Number)

801 New York Avenue, Trenton, New Jersey                        08638-3982
-----------------------------------------------------------------------------
(Address of Principal Executive Office)              (Zip Code)

                   Issuer's Telephone Number  (609)393-8350
                                              -------------
            SECURITIES REGISTERED UNDER SECTION 12 (b) OF THE ACT:
                                     NONE

            SECURITIES REGISTERED UNDER SECTION 12 (g) OF THE ACT:
                          Common Stock  -  $0.33-1/3
                          --------------------------
                               (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes_______  No   X
               -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for its most recent fiscal year (1997) were  $1,318,138.

As of April 24, 1998 the aggregate market value of the voting stock held by non-affiliates of the Issuer was $126,784.

As of April 15, 1998, the Issuer has outstanding 1,093,636 shares of Common
Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Shareholders Meeting to be held June 11, 1998, are incorporated by reference into Part III.
Exhibit Index is located in Part IV, Pages 36 and 37.

                                    PART I


Item 1.    Description of Business
----------------------------------

     (a)    Business Development
     ---------------------------

          (1) The Issuer was incorporated under the laws of the State of New Jersey on May 1, 1959.

          (2) As a result of delays and, ultimately, work stoppage in the Company's three major contracts, the Company incurred significant losses and cash flow shortages in 1997 and was forced to significantly reduce its operations.

     On January 6, 1998 (the "Petition Date"), the Company filed a voluntary petition (the "Bankruptcy Filing") for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey (Chapter 11 Case No. 98-30111/SAS). The Company intends to file a plan of reorganization on or around May 1998. The Company filed a Current Report on Form 8-K with respect to its bankruptcy filing on January 9, 1998. Since the Petition Date, the Company has continued to operate its business and manage its properties as a debtor-in-possession while the reorganization case is pending.

     (b)    Business of Issuer
     -------------------------

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

                                    PART I


Item 1.   Description of Business
---------------------------------

     (b)   Business of Issuer (continued)
     ------------------------------------

     The Issuer's Slip Ring Group manufacturers custom built slip rings for Applications such as (Armored Vehicle Turrets, Inertial Measurement, Simulators, Industrial Equipment, Radar Antennae, Aircraft and Fire Control Systems).

     A typical Slip Ring consists of a brush or wiper that is always in sliding electrical and mechanical contact with rings in rotation as part of a rotor assembly, The Slip Ring assembly allows for the transmission of electrical signals or power from a rotating member to a stationary member. In addition, in some applications the transmission of pneumatic and/or hydraulic fluid in a rotating member is also involved.

     The Issuer is a manufacturer of custom slip ring assemblies for the Trident Guidance System, the Abrams Tank Turret, radar pedestals, pharmaceutical equipment sophisticated amusement rides, robots for automobile manufacturing, paper converting equipment and various other rotating applications.

     As a result of the company's applied research, the Issuer applied for a patent on a new Brushless Slip Ring. The Issuer believes this new technology offers significant performance and cost advantages over typical competitive slip rings with brushes and rings.

     In 1985, procurement responsibility for the Trident Slip Ring Assembly was transferred from Draper Laboratories to Kearfott Guidance and Navigation Corporation ("KG&N). The Issuer has negotiated production contracts with KG&N periodically since 1985, and had contracts in place for final delivery in 1997 with no new contracts pending. During 1996 and 1997, revenues from these contracts amounted to $3,256,090 or 76.8%, and $47,379 or 3.5% respectively, of the Issuer's sales.

                                    PART I


Item 1.   Description of Business
---------------------------------

          (b)   Business of Issuer  (continued)
          -------------------------------------


                     COMPONENTS  (Mercury Products Group)
                     ------------------------------------


          The Issuer designs, manufacturers, and markets a family of Mercury switches and relays to various military and commercial users. These switches are of three types:

          Tilt switches, which operate when the switch is physically rotated about an axis, so that the Mercury makes or breaks an electrical contact as required. Typical applications are for burglar alarms, telephones, household appliances, etc.

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

          In 1989, a development program was undertaken by this group to manufacture a mercury level sensor for the Paveway system. Paveway is the "smart" bomb guidance system developed by Texas Instruments. Development of Paveway III was completed in 1993 and included a new sensor package resulting in significant cost reductions and quality improvement. This was an ongoing program with substantial products shipped. In 1997, this program was canceled by Texas Instruments as a result of their customer's cancellation.

          The Issuer has an Applied Research Program to develop a replacement for mercury in tilt switches with two patents pending for this technology.

                                    PART I


Item 1.   Description of Business
---------------------------------

          (b)   Business of Issuer  (continued)
          -------------------------------------

          (2) All products manufactured by the Issuer are shipped from the factory as specified by the customer, either standard carrier or special services.

          (3) A press release is generally issued as a form of advertising newly developed products.

          (4) The Issuer experiences intense competition with respect to most areas of its business. The Issuer competes primarily on the basis of performance and reliability of its products, the ability of its products to perform in severe environments encountered in military, aerospace and high reliability commercial applications, prompt and responsive contract performance, price, and the Issuer's technical competence. The Issuer believes that its product innovations and its ability to integrate its products into systems and sub-systems, and to interface these systems with end-user applications, provide the Issuer with an advantage over many of its competitors. In addition the applied research funding since 1995 is believed to be key to developing products with competitive advantages.

          (5) The raw materials for the manufacture of the Issuer's products are available from several sources, such as Carpenter Technology Corporation and Engelhard Corporation, and generally are made to order.

          (6) The Issuer's business and the products offered relate to the electronics industry for use in defense, industrial and commercial applications.

          Revenue from billings during 1997 and 1996, respectively on a series of production contracts, currently in the Telemetry (Slip Ring) Group, with one major domestic customer (Kearfott Guidance and Navigation Corporation), amounted to 76.8% and 3.5% of total sales. The current contract is expected to be finalized in 1998 and there are no anticipated additional contracts from Kearfott Guidance and Navigation Corporation at this time.

                                    PART I


Item 1.   Description of Business
---------------------------------

          (b)   Business of Issuer  (continued)
          -------------------------------------

          (7) Many of the Issuer's products are patented. These include patents on position insensitive mercury switches; normally open contact mercury impulse sensors; and normally open or normally closed tilt switches.

          In 1983, a Licensing Agreement was signed with Saunders-Roe Developments Limited (England), (now known as Saunders-Roe, Limited (England), for a ten year period, covering manufacture and sole source sales of the Issuer's Tilt Switches, to Common Market countries, and non-sole source marketing elsewhere, excluding the United States. The Issuer provided technical data, equipment, engineering and start-up service in exchange for licensing fees and an ongoing royalty. In 1987, the license was extended to include the Issuer's LCII Switch. Revenues attributable to these royalties amounted to $5,441 during 1996. Agreement was reached which would extend this license for a period of ten years (August 2003). However, in 1996 Saunders-Roe Limited advised that they no longer planned to manufacture Mercury Switches and a new license was negotiated with Polaron Group, Advanced Switch and Sensor Division (England).

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

          (10) Approximately $ 207,414 was spent by the Issuer on Engineering and Research activities during 1997 as compared with $215,000 in 1996. This activity was primarily directed to new products for existing applications and markets, specifically the Brushless Slip Ring and Environmentally Safe Switch. The Issuer directly funds all Research and Development activity.

                                    PART I


Item 1.   Description of Business
---------------------------------

          (b)   Business of Issuer  (continued)
          -------------------------------------

          (11) Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment or the Issuer's employees, has had a material effect on the Issuer's earnings based upon increases in time spent by the Issuer's employees and fees paid for outside services to monitor and review environmental control. It has not had a material effect on capital expenditures and the competitive position of the Issuer. The costs to the Issuer to comply with Environmental Protection Agency Regulations in 1997 amounted to approximately $17,045 in labor, equipment and materials compared with $53,000 in 1996.

          (12)   The Issuer has a total of 28 full time employees.


Item 2.   Description of Property
---------------------------------

          (a) On September 1, 1983, the Issuer acquired, the premises at 801 New York Avenue, Trenton, New Jersey. This property had been leased by the Issuer since 1980, and serves as the sole manufacturing and office facility of the Issuer. The premises was purchased from Princeton Commerce Center, Inc., which has no material relationship with the Issuer, at a purchase price of $425,000.

          In 1997 the Issuer mortgaged the building with Valley National Bank of New Mexico for $652,000. The loan was guaranteed by Mr. Edward Gilbert. The terms include an interest rate of 10.5 percent per annum, and payments of $6511 per month in interest and principal until the end of the year 2000, at which time the principal balance is due.

          The building is a one story brick building containing 18,000 square feet in good condition located in an industrial section on a well traveled street with an ongoing Maintenance Program in place. The Issuer feels that this property is adequate to satisfy its requirements for the foreseeable future.

          (b)   The Issuer has made no Real Estate Investments.

                                    PART I


Item 3.   Legal Proceedings
---------------------------

          (a) The U.S. Environmental Protection Agency ("EPA") has filed suit against Princeton Gamma Tech ("PGT"), an unrelated third party, alleging that releases of hazardous substances by PGT have contaminated two sites in New Jersey. The Issuer occupied a facility, destroyed by fire in 1974, which was located in the general vicinity of the identified sites. PGT has filed a third party complaint against the Issuer, among others, alleging that these parties also caused the contamination.

          Originally the EPA listed the Issuer as a potentially responsible party; however, following their initial investigation, the EPA elected to file suit against PGT only. In a January 17, 1996 letter, the United States Environmental Protection Agency ("EPA") stated that it has information which documents the release of hazardous substances from the property that Fifth Dimension formerly occupied in Rocky Hill, New Jersey, that is affecting the groundwater, and advised Fifth Dimension Inc. that it is potentially liable under the Comprehensive Environmental Response, Compensation and Liability Act. Based on the information, the EPA stated that Fifth Dimension should perform some response action, at the minimum, an investigation to determine the nature, extent and impact of contamination at the property. The Issuer has proposed to undertake an additional investigation; however, it continues to believe that it did not contribute to the contamination, and intends to vigorously defend this action. As this case is still in discovery, the Issuer's special counsel is unable to predict an outcome of this matter at this time.

          The Issuer's insurance carriers have agreed to pay a portion of the costs attributable to the defense of this matter, but has reserved its rights to withdraw in the event they disclaim coverage. Management believes the insurance company is liable for all costs and is actively seeking reimbursement.

Item 4.   Submission of Matters to Vote of Security Holders
-----------------------------------------------------------

          None.

                                    PART II


Item 5.   Market for Common Stock and Related Stockholder Matters
-----------------------------------------------------------------

          (a)   Market Information
          ------------------------

          The Issuer's Common Stock is traded in the Over-the-Counter Market. Effective August 31, 1987, the Issuer was accepted for inclusion by NASDAQ, trading under the symbol "FIVD." On December 9, 1997, the Issuer was delisted by NASDAQ because the Issuer was unable to meet the minimum capital and surplus requirements of the NASDAQ Stock Market.

          The following table provides information with respect to the high and low bid quotations of the Registrant's Common Stock for each quarter during the past two years.

       BID QUOTATIONS
       --------------
                                       1997                     1996
                                 HIGH        LOW          HIGH        LOW
                                 ----        ---          ----        ---
          First Quarter         3           1-1/16        2          1-1/2
          Second Quarter        5-1/8       2-3/8         3-3/4      1-3/4
          Third Quarter         3-3/4       2             2-1/2      1-1/2
          Fourth Quarter        3           1/4           1-5/8      13/16

          The information provided above with respect to the bid quotations was furnished by NASDAQ, 1735 K Street, Northwest, Washington, D.C. 20006, through December 9, 1997 (the date the Issuer's Common Stock was delisted) and from a third party quotation vendor for the period thereafter.

          (b)   Holders
          -------------

          The approximate number of stockholders of record as of April 24, 1998 is 422.

          (c)   Dividends
          ---------------

          There was no dividend during the past two years. Payment of dividends is not anticipated during the foreseeable future based on projections of the capital requirements needed by the Issuer.

                                    Part II


Item 6.   Management's Discussion and Analysis
----------------------------------------------


FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

The 1997 loss from operations significantly altered the financial condition of the Company. The working capital of the Company declined from $1,098,976 at December 31, 1996 to $130,664 at December 31, 1997. The filing of Chapter 11 bankruptcy protection as of January 6, 1998, has allowed the Company to delay payment of approximately $400,000 of current payables. The available current assets were redeployed to ongoing operations.

Current assets declined from $1,464,418 as of December 31, 1996 to $716,346 as of December 31, 1997. As a result of the contract terminations, inventory reserves, writedowns and lower production levels, the inventory balance declined by $507,000. Cash balances and receivables also declined significantly due to the operating loss and lower sales levels.

In 1997, no capital additions were funded, however, depreciation expense on fixed assets purchased in prior years of $114,526 was recorded.

Current liabilities increased from $365,444 at December 31, 1996 to $585,682 at December 31, 1997; primarily the result of increased unpaid vendor invoices that subsequently became part of the Chapter 11 bankruptcy filing.

Long term liabilities increased to $1,125,050 as of December 31, 1997 tied to the borrowing from various sources described below. These funds were used to support the operating losses. The ability of the Company to survive and return to profitable levels is dependent on its ability to secure additional financing. Through March of 1998, the Company had borrowed $190,000 from Directors, Shareholders and new Investors. These funds, plus the other potential funds to be secured, will be convertible to conversion stock, at a specified rate through a private offering, if approved by the Bankruptcy Court in 1998.

The Company has a deficit stockholder equity balance of $455,613 as of December 31, 1997 after ending 1996 with an equity balance of $1,704,680. This deficit resulted in the inability of the Company to meet the minimum capital and surplus requirements of the NASDAQ Stock Market and the Company's stock was delisted from NASDAQ effective December 9, 1997.


RESULTS OF OPERATIONS
---------------------

Sales for 1997 were $1,318,138 as compared to 1996 sales of $4,241,236, The reduction in sales was primarily the result of production delays on the Trident IMU Slip Ring contract that had contributed $3,256,000 to 1996 sales. The Company subsequently was advised of the intention to cancel the contract, and the financial statement as of December 31, 1997 reflects a full reserve for all remaining inventory associated with this contract. The Company is currently negotiating and anticipates a settlement during 1998 in regards to the termination of this contract. In addition, in 1997 the ACALA Tank Turret Slip Ring contract and Raytheon TI Division Paveway contract were canceled. The Company did experience modest sales increases in its other product lines and anticipates growth, particularly in its commercial and defense slip ring product lines. Backlog of all products as of the beginning of 1998 was $1,373,572.

Cost of sales as a percentage increased significantly during 1997 resulting in a $1,546,537 loss after direct costs and manufacturing overhead. This loss was primarily the result of write-offs of inventory on canceled contracts, write-downs on slow moving inventory items and low profit margins on new products introduced this year. The Company anticipates improvements in gross margins over the course of 1998 and the future, as these new products mature and fixed manufacturing overhead coverage improves as sales levels increase.

Selling, general and administrative expenses declined significantly during 1997 to $544,493, as compared to $1,224,507 in 1996. This decline was the result of overhead reductions instituted by the Company in all departments and activities. The overhead reached minimum levels in the last couple months of 1997 as the full effect of all reductions instituted during the year took effect. These reductions are expected to assist the Company in its recovery efforts.

Financing costs increased significantly to $50,520 in 1997 versus $12,518 in 1996. This is the result of borrowing from various sources during the year. The Company anticipates financing costs to continue to increase in 1998, as additional debt is incurred as required to cover the continued development, cost of production implementation and marketing of the new products.

The sales decline and production problems resulted in a 1997 loss of $2,160,293 versus a 1996 loss of $144,166. No tax benefits were accrued during 1997 based on the uncertainty of using these tax benefits in future years.

The Company is expected to report losses during 1998 although at significantly lower levels than in 1997. However, the Company's survival is dependent on its ability to secure the necessary funding and successful marketing of the patent pending Brushless Slip Ring technology, which to date, has been favorably received by a number of potential customers.

                                    PART II

Item 7.  Financial Statements
-----------------------------


                             FIFTH DIMENSION INC.


                             FINANCIAL STATEMENTS

                       AND INDEPENDENT AUDITOR'S REPORT

                              FORM 10-KSB-ITEM 7

                    YEARS ENDED DECEMBER 31, 1997 and 1996

                                 PAGES 12 - 33

                             FIFTH DIMENSION INC.
                       CONTENTS TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                                                           Page
                                                                           ----
Independent Auditors' Report of Withum, Smith & Brown                        14


Independent Auditor's Report of Yohalem Gillman & Company, LLP               15


Balance Sheet
December 31, 1997                                                        16, 17


Statements of Operations
For the Years Ended December 31, 1997 and 1996                               18


Statements of Stockholders' Equity (Deficiency)
For the Years Ended December 31, 1997 and 1996                               19


Statements of Cash Flows
For the Years Ended December 31, 1997 and 1996                               20


Notes to Financial Statements                                             21-33

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Fifth Dimension Inc.:

We have audited the accompanying balance sheet of Fifth Dimension Inc. as of December 31, 1997, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fifth Dimension Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company incurred net losses in 1997 and 1996, experienced a significant sales decline from 1996 to 1997, and in addition, on January 6, 1998, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. In the event a plan of reorganization is accepted, continuation of the business thereafter is dependent on the Company's ability to achieve sufficient cash flow to meet its restructured debt obligations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


/s/ WITHUM, SMITH & BROWN
Withum, Smith & Brown
Princeton, New Jersey
May 5, 1998

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Fifth Dimension Inc.:


We have audited the accompanying statements of operations, stockholders' equity and cash flows of Fifth Dimension, Inc. for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Fifth Dimension, Inc. for the year ended December 31, 1996 in conformity with generally accepted accounting principles.



/s/ YOHALEM GILLMAN & COMPANY, LLP
Yohalem Gillman & Company, LLP
New York, New York
January 31, 1997

                             FIFTH DIMENSION INC.
                                 BALANCE SHEET
                               DECEMBER 31, 1997

          ASSETS
Current Assets:
  Cash and cash equivalents                                    $ 23,959
  Accounts receivable, less allowance for doubtful
    accounts of $22,619                                         258,163
  Inventory                                                     395,855
  Prepaid expenses and other current assets                      38,369
                                                               --------
          Total Current Assets                                  716,346

Property, Plant and Equipment, Net                              510,648

Patent Costs, Net                                                28,125
                                                               --------




          TOTAL ASSETS                                      $ 1,255,119
                                                            ===========

The accompanying Notes to Financial Statements are an integral part of this statement.

                             FIFTH DIMENSION INC.
                                 BALANCE SHEET
                               DECEMBER 31, 1997

        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
  Current portion of long-term debt                         $    45,121
  Accounts payable                                              409,903
  Accrued compensation                                           87,095
  Accrued expenses                                               43,563
                                                            -----------
        Total Current Liabilities                               585,682

Long-Term Debt, Net of Current Portion                        1,010,050
Related Party Debt - Subordinated                               115,000

Stockholders' Deficiency:
  Common stock, $.33-1/3 par value; authorized 1,800,000
    shares; 1,094,761 shares issued outstanding                 364,936
  Additional paid in capital                                    403,663
  Accumulated deficit                                        (1,223,608)
                                                            -----------
                                                               (455,009)

  Less: 1,125 shares of treasury stock at cost                     (604)
                                                            -----------
        Total Stockholders' Deficiency                         (455,613)
                                                            -----------



        TOTAL LIABILITIES AND STOCKHOLDERS'
     DEFICIENCY                                             $ 1,255,119
                                                            ===========

The accompanying Notes to Financial Statements are an integral part of this statement.

                             FIFTH DIMENSION INC.
                           STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                      1997          1996
                                                      ----          ----
Net Sales                                         $ 1,318,138    $4,241,236

Cost of Sales                                       2,568,033     3,117,011
                                                  -----------    ----------

Gross Profit (Loss)                                (1,249,895)    1,124,225

Operating Expenses:
  Selling, General and Administrative Expenses        861,758     1,224,507
  Unusual items - environmental costs                   2,280         2,115

  Total Operating Expenses                            864,038     1,226,622

Loss from Operations:                              (2,113,933)     (102,397)

Other Expense (Income):
  Interest expense                                     50,520        12,518
  Interest and other income                            (4,160)      (10,896)

  Total Other Expense (Income), Net                    46,360         1,622
                                                  -----------    ----------

Loss Before Provision for Income Taxes             (2,160,293)     (104,019)

Provision for Income Taxes                                 --        40,147

Net Loss Applicable to Common Shareholders        $(2,160,293)   $ (144,166)

Net Loss Applicable Per Common Share:
  Basic                                                $(1.98)        $(.13)
  Diluted                                              $(1.98)        $(.13)


Shares Used in Per Share Calculation:
  Basic                                             1,093,636     1,093,636
  Diluted                                           1,093,636     1,093,636
                                                  ===========     ==========

The accompanying Notes to Financial Statements are an integral part of this statement.

                             FIFTH DIMENSION INC.
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                              Additional
                                                                Paid-in           Retained             Less
                                  Common Stock                  Capital           Earnings         Treasury Stock          Total
                            ------------------------        -----------------  -------------   --------------------     -----------
                            Shares            Amount                                           Shares        Amount
                            ------            ------                                           ------        ------
Balance at
  December 31, 1995      1,094,761          $ 364,936         $  403,663      $  1,080,851     1,125        $   604   $   1,848,846


Net Loss                        --                 --                 --          (144,166)       --             --        (144,166)
                        ----------          ---------         ----------      ------------    ------        -------    ------------


Balance at
  December 31, 1996      1,094,761            364,936            403,663           936,685     1,125            604       1,704,680


Net Loss                        --                 --                 --        (2,160,293)       --             --      (2,160,293)
                        ----------          ---------         ----------      ------------    ------        -------    ------------


Balance at
  December 31, 1997      1,094,761          $ 364,936          $ 403,663      $ (1,223,608)    1,125        $   604    $   (455,613)
                        ==========          =========          =========      ============    ======        =======    ============


The accompanying Notes to Financial Statements are an integral part of this statement.

                             FIFTH DIMENSION INC.
                           STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                            1997               1996
                                                            ----               ----
Cash Flows From Operating Activities:
  Net loss                                               $(2,160,293)       $(144,166)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization expense                   123,509          124,611
     Decrease (Increase) in accounts receivable              (30,959)         518,080
     Decrease (Increase) in inventory                        507,119          (49,840)
     Increase in prepaid expenses and other
      current assets                                            (904)         (25,339)
     Increase (Decrease) in accounts payable                 274,730           (2,520)
     Increase (Decrease) in accrued compensation
      and expenses, income taxes payable and
      deferred income taxes                                  (49,613)          87,650
                                                         -----------        ---------

       Net Cash (Used In) Provided By
        Operating Activities                              (1,336,411)         508,476

Cash Flows From Investing Activities:
   Purchase of property, plant and equipment                      --         (122,128)
   Increase in patent costs                                  (23,245)          (5,584)
                                                         -----------        ---------

       Net Cash Used In Investing Activities                 (23,245)        (127,712)

Cash Flows From Financing Activities:
   Proceeds from long-term debt                            1,355,171               --
   Repayment of long-term debt                              (383,333)        (225,000)
   Proceeds from related party debt - subordinated           115,000               --
                                                         -----------        ---------

       Net Cash Provided By (Used In)
        Financing Activities                               1,086,838         (225,000)
                                                         -----------        ---------

Net (Decrease) Increase in Cash and Cash Equivalents        (272,818)         155,764

Cash and Cash Equivalents - Beginning of Year                296,777          141,013
                                                         -----------        ---------

Cash and Cash Equivalents - End of Year                  $    23,959        $ 296,777
                                                         ===========        =========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for:
     Interest                                            $    34,520        $  14,080
     Income taxes                                                 --               --

The accompanying Notes to Financial Statements are an integral part of this statement.

                             FIFTH DIMENSION INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
---------------------------------------------------

      A. THE COMPANY
      --------------

          Fifth Dimension Inc. (the "Company") is a provider, to various military and commercial users, of products relating to the electronics industry. The Company designs, manufacturers and markets a variety of products which include mercury switches, relays and signal processing and data handling devices called commutators and slip rings.

      B. INVENTORIES
      --------------

          Inventories are stated at the lower of cost or market determined by the first-in, first-out method.

      C. PROPERTY, PLANT AND EQUIPMENT
      --------------------------------

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

          It is the policy of the Company to charge costs of maintenance and repairs to operations as incurred and to capitalize expenditures for replacements or renewals, which extend the life of the asset. When assets are sold or retired, the cost and related accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is reelected in income for the period.

      D. REVENUE RECOGNITION
      ----------------------

          Sales are recognized upon passage of title to the customer, which usually coincides with physical delivery or customer acceptance, as specified by contractual terms. Such sales are recorded based on the unit-selling price specified in the contract.

                             FIFTH DIMENSION INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D):
------------------------------------------------------------

      E. CASH EQUIVALENTS
      -------------------

          For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      F. INCOME TAXES
      ---------------

          Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting basis of assets and liabilities based on enacted tax rates and laws. The deferred income tax provision or benefit generally reflects the net change in deferred income tax assets and liabilities during the year. The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible on the Company's various income tax returns for the year ended.

      G. RESEARCH AND DEVELOPMENT
      ---------------------------

          Company-sponsored research and development expenditures are charged to expense as incurred, the elements of which are allocated to cost of sales and general and administrative expenses. Research and development activities amounted to approximately $207,414 and $215,000 for the years ended December 31, 1997 and 1996, respectively.

      H. EFFECT OF NEW ACCOUNTING PRONOUNCEMENT
      -----------------------------------------

          In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Comprehensive Income". The Company believes that this pronouncement will not have a material impact on the Company's financial statement disclosures in 1998 and future years.

      I. NET LOSS PER COMMON SHARE
      ----------------------------

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 supersedes Accounting Principles Board Opinion No.13 (APB No. 13). "Earnings Per Share," and other related interpretations and is effective for the periods ending after December 15, 1997. Under SFAS No. 128, all prior-period earnings per share amounts have been restated. Basic earnings per share is based upon weighted-average common shares outstanding. Diluted earnings per share is computed using the weighted-average common shares outstanding plus any potentially dilutive securities. For the Company's purposes, dilutive securities represent stock options.

                             FIFTH DIMENSION INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D):
------------------------------------------------------------

      I. NET LOSS PER COMMON SHARE (CONT'D)
      ------------------------------------

          The following table sets forth the computation of basic and diluted net loss per common share:

                                                     1997              1996
                                                     ----              ----
          Numerator:
           Net loss                               $(2,160,293)     $ (144,166)
                                                  -----------      ----------

          Numerator For Basic And Diluted Net
            Loss Per Common Share                 $(2,160,293)     $ (144,166)
                                                  ===========      ==========

          Denominator:
           Denominator for basic net loss
            per common share; weighted -
            average shares                          1,093,636       1,093,636

          Effect Of Dilutive Securities:
           Employee stock options                          --              --
                                                  -----------      ----------

          Dilutive Potential Common Shares:
           Denominator for diluted net
            loss per common share; adjusted
            weighted-average shares and
            assumed conversions                     1,093,636       1,093,636
                                                  ===========      ==========

          Basic Net Loss Per Common Share         $     (1.98)     $     (.13)
                                                  ===========      ==========

          Diluted Net Loss Per Common Share       $     (1.98)     $     (.13)
                                                  ===========      ==========

          Options were outstanding during 1997 and 1996, but were not included in the computation of diluted net loss per common share because the effect in years with a net loss would be antidilutive.

                             FIFTH DIMENSION INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D):
------------------------------------------------------------

      J. USE OF ESTIMATES IN FINANCIAL STATEMENTS
      -------------------------------------------

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

NOTE 2 - GOING CONCERN:
----------------------

      These financial statements are presented on the basis that the Company will continue as a going concern. The going concern basis contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company's significant net loss in 1997 and its significant drop in sales volume from 1996 to 1997, raise substantial doubt about the Company's ability to continue as a going concern. In addition, on January 6, 1998, the Company filed for protection from its creditors under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court in Trenton, New Jersey. Management is currently working on its reorganization plan, which it plans to present to the Bankruptcy Court. The plan calls for various cost containment measures, and an infusion of $880,000 of capital in the form of convertible debt through a private placement, contingent upon the approval of the bankruptcy court and sales increases in the areas of slip rings as a result of its new patent pending brushless slip ring technology. However, there can be no assurance that the Company will be successful in these efforts. The financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

NOTE 3 - INVENTORIES:
--------------------

      Inventories at December 31, 1997 net of allowances are summarized as follows:

        Raw materials                                        $ 258,449
        Work in progress                                       261,082
        Finished goods                                              --
        Less progress payments                                (123,676)
                                                             ---------
          Total                                              $ 395,855
                                                             =========

                              FIFTH DIMENSION INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT:
--------------------------------------

      The components of property, plant and equipment as of December 31, 1997 were as follows:

          Land                                 $   49,111
          Building                                379,181
          Machinery                               987,089
          Office furniture and equipment          276,406
          Building improvements                   251,524
          Automobiles                               7,946
                                               ----------
            Total                               1,951,257
          Less accumulated depreciation and
            amortization                        1,440,609
                                               ----------
             Net                                $ 510,648
                                               ==========

      Depreciation and amortization expense for the years ended December 31, 1997 and 1996 was $114,526 and $116,745, respectively.

NOTE 5 - PATENTS:
----------------

The cost of patents is capitalized and amortized to operations on a straight-line basis over a period of five (5) years. Accumulated amortization at December 31, 1997 was $66,232 and amortization expense for the years ended December 31, 1997 and 1996 was $8,983 and $7,866, respectively.

NOTE 6 - LONG-TERM DEBT:
-----------------------

      Long-term debt consists of the following as of December 31, 1997:

      Term note payable to a bank maturing December,
      1999, payable in equal monthly installments of
      $2,000 per month through October, 1998, $5,000
      per month through October, 1999, with a final
      balloon payment due December, 1999. The note will
      accrue interest at the rate of 8.75 percent per
      annum. The note is secured by substantially all
      of the Company's assets, except for the Company's
      land and building for which the Company has
      granted a second mortgage to the bank.                       $ 403,171

                              FIFTH DIMENSION INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


NOTE 6 - LONG-TERM DEBT (CONT'D):
-------------------------------

Balance carried forward                                    $  403,171

          Mortgage note payable to a bank, maturing
          November, 2000, payable in equal monthly
          installments of $6,511, which include
          principal and interest at the fixed rate of
          10.50 percent per annum. The note has a
          balloon payment due on the maturity date. The
          note is collateralized by the Company's land
          and building.                                       652,000
                                                           ----------

          Total Long-Term Debt                              1,055,171

          Less: Current Portion of Long-Term Debt              45,121
                                                           ----------

          Long-Term Debt, Net of Current Portion           $1,010,050
                                                           ==========

          Aggregate maturities of long-term debt due as of December 31, 1997, are as follows:

               1998                                        $   45,121
               1999                                           451,303
               2000                                           513,626
                                                           ----------
                              Total                        $1,010,050
                                                           ==========

NOTE 7 - RELATED PARTY TRANSACTIONS:
-----------------------------------

      At December 31,1997, the Company had loans from its directors that are subordinate to bank term debt in the amount of $115,000. These loans are unsecured with an interest rate of 9% per annum. As of December 31, 1997, $1,316 of interest has been paid, with an additional $4,384 of interest accrued. The loans have no stated maturity date.

      In addition to the above, the Company has granted a second mortgage to Edward M. Gilbert which is recorded in Mercer County, NJ in the amount of $48,000. This is a second mortgage subject to the first mortgage held by Valley National Bank. The terms stated in the mortgage are the principal and interest thereon shall be paid by constant monthly payments based upon a twenty (20) year amortization term with final payment of all outstanding principal and accrued and unpaid interest due on November 18, 2000. The Company has received no proceeds from this loan, therefore no principal or interest are due as of December 31, 1997.

                              FIFTH DIMENSION INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


NOTE 8 - INCOME TAXES:
---------------------

      The provision for income taxes includes income taxes currently payable and those deferred because of a temporary difference between the financial statement and tax basis of assets and liabilities. The provision (benefit) for income taxes consists of the following for the years ending December 31:

                                             1997           1996
                                             ----           ----
          Federal Income Taxes:
            Current                       $   --          $  --
            Deferred                       (708,982)      (30,718)

          State Income Taxes:
            Current                           --             --
            Deferred                       (193,865)       (8,113)

          Valuation Allowance For:
            Deferred Tax Assets             902,847        78,978
                                          ---------      --------

            Provision For Income Taxes        --          $40,147
                                          =========      ========

      The difference between the statutory federal income tax based on a rate of 34% on the loss before income taxes and the Corporation's actual provision for income taxes is summarized as follows for the years ended December 31:

                                                      1997         1996
                                                      ----         ----
             Statutory Federal Income Taxes        $ (708,982)   $ (35,366)
          State Income Tax Benefit, Net
              Of Federal Expense                     (193,865)      (5,149)
            Research And Other Credits                  --          (6,000)
          Graduated Federal Income Tax Brackets
              And Other                                 --           7,684
          Valuation Allowance For Deferred Tax
              Tax Assets                              902,847       78,978
                                                   ----------    ---------
             Provision For Income Taxes                 --       $  40,147
                                                   ==========    =========

                              FIFTH DIMENSION INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


NOTE 8 - INCOME TAXES (CONT'D):
-----------------------------

      Deferred income taxes are recognized for tax consequences of "temporary differences" by applying enacted statutory rates, applicable to future years, to differences between financial reporting and the tax basis of existing assets and liabilities. Temporary differences and carryforwards as of December 31, 1997 are as follows:

          Deferred Tax Assets:
            Allowance for doubtful accounts and
              vacation pay accruals                            $   14,370
            State net operating loss carryforwards                248,944
            Federal net operating loss carryforwards              771,744
            Credits available for carryforward                     57,792
                                                               ----------

                Deferred Tax Assets                             1,092,850

          Deferred Tax Liabilities:
            Depreciation                                           27,305
            Federal tax arising from state tax benefits            83,720
                                                               ----------

                Deferred Tax Liabilities                          111,025
                                                               ----------

          Net Deferred Tax Asset                                  981,825
          Valuation Allowance                                    (981,825)
                                                               ----------

                Net deferred tax asset                         $     --
                                                               ==========

      At December 31, 1997, the Company had available the following tax carryforwards:

                                                        Year of
          Type                           Amount        Expiration
          ----                           ------        ----------
      Federal Net Operating Loss       $2,269,835      2010-2011
      Federal Research Credit              19,524      2009
      New Jersey Net Operating Loss     2,766,458      1999-2003
      New Jersey Tax Credits               38,268      1998-2002

                              FIFTH DIMENSION INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


NOTE 9 - EMPLOYEE BENEFIT PLANS:
-------------------------------

      A. 401(K) PLAN
      --------------

         Beginning July 1, 1995, the Company established a 401(k) plan to replace the pension and profit sharing plans, which were terminated during 1993. The plan covers all employees, ages 21 and over, with a minimum of one year of service and provides for elective deferrals by the employees up to 15% of compensation. Additionally, the Company, at its sole discretion, may contribute additional amounts to the plan. Employer contributions amounted to $16,252 and $20,713 for the years ended December 31, 1997 and 1996, respectively.

         B. COMPENSATION FOR FUTURE ABSENCES
         -----------------------------------

         Employees of the Company are entitled to paid vacation and sick days depending on length of service and other factors. The Company recognizes these costs when earned by the employees.

NOTE 10 - STOCK OPTIONS:
-----------------------

      ACCOUNTING FOR STOCK-BASED COMPENSATION
      ---------------------------------------

         Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" requires that the Company disclose additional information about employee stock-based compensation plans. The objective of SFAS No. 123 is to estimate the fair value, based on the stock price at the grant date, of the Company's stock options to which employees become entitled when they have rendered their requisite service and satisfied any other conditions necessary to earn the right to benefit from the stock options. The fair market value of a stock option is to be estimated using an option-pricing model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the options.

         As permitted under SFAS No. 123, the Company has elected to follow APB 25 and related interpretations in accounting for stock based awards to employees. In addition, the Company has calculated the pro forma financial results as required under SFAS No.123, and noted that the impact on the net loss for the years ended December 31, 1997 and 1996, was immaterial.

                             FIFTH DIMENSION INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997




NOTE 10 - STOCK OPTIONS (CONT'D):
--------------------------------

      In April 1988, the Company approved an incentive stock option plan whereby eligible employees would be granted options to purchase up to 150,000 shares of the Company's common stock at the market value on the date of the grant. The options are exercisable for a period beginning three years and ending ten years after the date of the grant, subject to certain limitations and other restrictions.

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

      The Company's president and chief executive officer, pursuant to employment agreements, was granted nonqualified stock options to purchase shares of the Company's common stock (based on the fair market value on the date of grant), as follows:

                                            Number of                Exercise
             Date                        Shares Allowed              Price Per
            of Grant                     to be Purchased               Share                   Exercise Period
            --------                     ---------------             ---------             ------------------------
          July 27, 1993                        15,000                   $2.19              Expire on July 27, 2003
          July 27, 1994                        15,000                   $3.75              Expire on July 27, 2004
          July 27, 1994                        75,000                   $3.75              Subsequent to the first
                                                                                           fiscal year in which the
                                                                                           Company achieves net
                                                                                           sales of $10 million and
                                                                                           has net income;
                                                                                           expires  July 27, 2004
          July 27, 1994                        75,000                   $3.75              Subsequent to the first
                                                                                           year in which the
                                                                                           Company achieves net
                                                                                           sales of $15 million and
                                                                                           has net income; expires
                                                                                           July 27, 2004


      During 1994, the Board granted options to purchase 5,000 shares each of the Company's common stock, to two key executives, at the price of $3.75 per share (the fair market value of the shares on July 27, 1994, the grant date) as incentive for performance of services. These options expire ten years from the date of the grant.

                              FIFTH DIMENSION INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


NOTE 10 - STOCK OPTIONS (CONT'D):
-------------------------------

      The following is a summary of stock option activity and related information:

                                             1997                                                1996
                                             ----                                                ----


                                              Weighted-Average                                Weighted-Average
                             Options           Exercise Price              Options             Exercise Price
                             -------          ---------------           -----------           ----------------
Options:
   Outstanding at           334,000                $3.11                    310,000                 $3.21
     beginning of year           --                   --                     24,000                  1.88
   Granted                 (126,250)                2.49                        --                     --
   Canceled                      --                   --                        --                     --
   Exercised                 -------           ----------               -----------               --------
                             207,750               $3.48                    334,000                 $3.11
                             =======           ==========               ===========               ========


      The following table summarizes information about options outstanding at December 31, 1997:

                             Options Outstanding                    Options Exercisable
                             -------------------                    -------------------
                             Number       Weighted-Average        Number
Range of                  Outstanding   Remaining Contractual   Exercisable  Weighted-Average
Exercise Prices           at 12/31/97      Life (Years)         at 12/31/97   Exercise Price
---------------           -----------     -------------         -----------   --------------
$2.19 - 3.75                207,750          5.96                  43,750         $3.09


NOTE 11 - EXECUTIVE COMPENSATION:
--------------------------------

      The Company has a Board-approved incentive compensation arrangement with certain executive officers whereby each officer receives a certain percentage of pre-tax or post-tax earnings in addition to base pay. Such incentives, in total, amounted to $-0- for the years ended December 31, 1997 and 1996.

      The Company has an employment agreement with a key executive for a two year term with an expiration date of December 31, 1998. Among other provisions, the agreement provides for base compensation and incentives based on pre-tax profits.

                              FIFTH DIMENSION INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997



NOTE 11 - EXECUTIVE COMPENSATION (CONT'D):
-----------------------------------------

      During 1994, the Company entered into an employment agreement with its new president and chief executive officer, which continues through April 1999. Among other provisions, the agreement provides for a base compensation, incentives based on post-tax profits and stock options (see Note 10).

NOTE 12 - UNUSUAL ITEMS - ENVIRONMENTAL COSTS
---------------------------------------------

      The Company incurred legal costs of $2,280 and $2,115 during 1997 and 1996, respectively, in connection with the environmental suit more fully described in Note 13.

NOTE 13 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

      A. ENVIRONMENTAL ISSUE
      ----------------------

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

      Originally, the EPA listed the Company as a potentially responsible party; however, following their initial investigation, the EPA elected to file suit against PGT only. In a January 17, 1996 letter, the United States Environmental Protection Agency ("EPA") stated that it has information which documents the release of hazardous substances from the property that Fifth Dimension Inc. formerly occupied in Rocky Hill, New Jersey, that is affecting the groundwater, and advised Fifth Dimension Inc. that it is potentially liable under the Comprehensive Environmental Response, Compensation and Liability Act. Based on the information, the EPA stated that Fifth Dimension Inc. should perform some response action, at the minimum an investigation to determine the nature, extent and impact of contamination at the property. The Company has proposed to undertake an additional investigation; however, they continue to believe that it did not contribute to the contamination, and they intend to vigorously defend this action. As this case is still in discovery, the Company's legal counsel is unable to predict an outcome of this matter at this time.

      The Company's insurance carrier has agreed to pay a portion of the cost attributable to the defense of this matter but has reserved its rights to withdraw in the event they disclaim coverage. Management believes the insurance company is liable for all costs and is actively seeking reimbursement.

                              FIFTH DIMENSION INC.
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997



NOTE 14 - CONCENTRATIONS OF REVENUE AND CREDIT RISK:
---------------------------------------------------

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits and trade accounts receivable.

      The Company maintains cash balances at a bank located in the northeastern United States. As part of its cash management process, the Company periodically reviews the relative credit standing of these banks.

      Net sales during 1997 and 1996 resulting from a series of production contracts with one major domestic customer amounted to 3.6% and 76.8% of total sales, respectively. Accounts receivable from the Company's major customer amounted to 12% of total accounts receivable at December 31, 1997.

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS:
---------------------------------------------

      With the exception of long-term debt, the Company records all financial investments including accounts receivable and accounts payable at cost, which approximates market value.

      The Company believes that at December 31, 1997, the fair value of its long-term debt approximates its recorded value due to the terms of the long-term debt being comparable to what would be available to the Company as of December 31, 1997.

NOTE 16 - SUBSEQUENT EVENTS (UNAUDITED):
---------------------------------------

      The Company received loan proceeds amounting to $305,000 subsequent to year end. The debt is convertible into shares of common stock at a price of $.40 per share, if approved by the bankruptcy court.

                                    PART II



Item 8.   Changes in and Disagreements With Accountants on Accounting and
-------------------------------------------------------------------------
          Financial Disclosure
          --------------------

On January 26, 1998, the Registrant was informed by its independent auditors, Yohalem, Gillman & Company LLP of their resignation.

The reports of Yohalem, Gillman & Company LLP on the financial statements of the Registrant for each of the two fiscal years in the period ended December 31, 1996 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

There was no disagreement between Yohalem Gillman & Company LLP and the Registrant. The resignation is the result of the auditors lack of independence as the Registrant filed Chapter 11 on January 6, 1998 with a past due account.

The Registrant engaged Withum, Smith & Brown for the 1997 year end audit.

                                    PART III



Item 9.   Directors, Executive Officers, Promoters and Control Persons;
-----------------------------------------------------------------------
          Compliance with Section 16 (a) of the Exchange Act
          --------------------------------------------------

          (a)  Directors and persons chosen to become Directors.

          The information contained on Pages 5 and 6 of Fifth Dimension Inc.'s Proxy Statement dated May 21, 1998, with respect to Directors of the Issuer, is incorporated herein by reference in response to this item

          (b)  Executive Officers of the Issuer

CRAIG E. EBNER, 58, has been President and Chief Executive Officer of the Corporation since April, 1993.

ALFRED R. SENNI, 69, has been Vice President, Slip Rings since April, 1993. Prior to this appointment, Mr. Senni served as Chief Executive Officer of the Corporation.

MICHAEL FAITH, 35, was employed by Fifth Dimension from 1995 until February 1998; from May 1997 - February 1998 as Vice President and Secretary, and from 1995 - 1997 as Product Manager. From 1993 - 1995 Mr. Faith was Manager Mechanisms Manufacturing, Lockheed Martin Astrospace, and from 1988 - 1993 Project Engineer, Hughes Aircraft Space 7 Communication. Mr. Faith resigned as officer of the Company on February 27, 1998.

CATHERINE MARTIN, 48, has been employed by Fifth Dimension since October, 1981 in various administrative positions, most recently, October, 1997 - April, 1998 as Administrative Supervisor, and from April, 1998 Administrative Supervisor and Assistant Secretary of the Corporation.


Item 10.   Executive Compensation
---------------------------------

          The information contained on Pages 7 through 9 of the Issuer's Proxy Statement dated May 21, 1998, with respect to executive compensation and transactions, is incorporated herein by reference in response to this item.


Item 11.   Security Ownership of Certain Beneficial Owners and Management
-------------------------------------------------------------------------

          The information contained on Pages 3 and 4 of the Issuer's Proxy Statement dated May 21, 1998, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this item.


12.   Certain Relationships and Related Transactions
----------------------------------------------------

          The information contained on Page 7 of the Issuer's Proxy Statement dated May 21, 1998, with respect to Certain Relationships and Related Transactions, is incorporated herein by reference in response to this item.

                                    PART IV


Item 13.   Exhibits and Reports on Form 8K
------------------------------------------

                   2.   (a) Exhibits
                        ------------

                   Exhibit (3) Articles of Incorporation and  By-Laws
                   --------------------------------------------------

                   (a)  Articles of Incorporation
                   ------------------------------

                        3.1 Certificate of Incorporation of the Issuer filed May 1, 1959**

                        3.2 Amendment to the Certificate of Incorporation of the Issuer filed May 14, 1959**

                        3.3. Amendment to the Certificate of Incorporation of the Issuer filed June 25, 1959**

                        3.4 Amendment to the Certificate of Incorporation of the Issuer filed April 5, 1961**

                        3.5 Amendment to the Certificate of Incorporation of the Issuer filed May 23, 1961**

                        3.6 Amendment to the Certificate of Incorporation of the Issuer filed May 10, 1988**

                   (b)  By-Laws
                   ------------

                        3.7 By-Laws of the Issuer as adopted and re-stated as of February 23, 1991 filed under Form 8-K March 11, 1991***

            ____________________________________________________________________

                   ** Incorporated by reference to Exhibits to the Issuer's Report on Form 10-K for the fiscal year ended December 31, 1988.

                  *** Incorporated by reference to the Issuer's Report on Form 10-K for the fiscal year ended December 31, 1991.

                                    PART IV


                   Exhibit (10) Material Contracts
                   -------------------------------

                   10.1 Purchase Order Number P109020703 dated January 7, 1993 between Fifth Dimension Inc., and Texas Instruments**

                   10.2 Purchase Order Number NG5527 dated July 5, 1994 between Fifth Dimension Inc. and Kearfott Guidance and Navigation Corporation***


                   Exhibit (11) Statement Regarding Computation of Per Share
                   ---------------------------------------------------------
                   Earnings
                   --------

                   11.1  Statement of Computation of Per Share Earnings*

                   Exhibit (23) Consent of Experts and Counsel
                   -------------------------------------------

                   23.1  Consent of Independent Certified Public Accountants*

            ____________________________________________________________________

                   *    Exhibits filed herewith

                  ** Incorporation by reference to Exhibits to the Issuer's Report on Form 10-KSB for the fiscal year ended 1993

                 *** Incorporation by reference to Exhibits to the Issuer's Report on Form 10-KSB for the fiscal year ended 1994

                   3.   (b)  Reports on Form 8-K
                        ------------------------

                         During the quarter ended December 31, 1997, the Issurer filed the following Current Reports on Form 8-K:

                        DATE FILED                   SUBJECT MATTER
                        ----------                   --------------

                   December 10, 1997        NASDAQ Delisting/ACALA Contract
                                            Canceled/ Mortgage Loan
                                            Finalized/Credit Line Negotiations
                   December 13, 1997        Suspended Production of IMU Slip
                                            Rings

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FIFTH DIMENSION INC.
--------------------

                                 (Registrant)
                                 ------------



By: /s/ CRAIG E. EBNER                      By: /s/ ALFRED R. SENNI
    ------------------------------              --------------------------------
    CRAIG E. EBNER                              ALFRED R. SENNI
    President and Chief Executive               Vice President, Slip Rings
    Officer                                     Director
    Director


DATED:  May 26, 1998                        By: /s/ SHELDON BITKO
                                                --------------------------------
                                                SHELDON BITKO
                                                Vice President, Mercury Products
                                                Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



                             FIFTH DIMENSION INC.
                             --------------------
                                 (Registrant)



By: /s/ CHARLES DAVIDOFF                    By: /s/ LEE R. MARKS
    ------------------------------              --------------------------------
    CHARLES DAVIDOFF                            LEE R. MARKS
    Director                                    Director



By: /s/ PETER N. HEYDON                     By: /s/ FREDERIC S. PAPERT
    ------------------------------              --------------------------------
    PETER N. HEYDON                             FREDERIC S. PAPERT
    Director                                    Director



By: /s/ FRED KOLBER                         By: /s/ FREDERICK C. SCHERER
    ------------------------------              --------------------------------
    FRED KOLBER                                 FREDERICK C. SCHERER
    Director                                    Director



DATED:  May 26, 1998