Form 10QSB
period 1998-03-31
FIFTH DIMENSION INC
filed 1998-06-01
CIK 35522

      SECURITIES AND EXCHANGE COMMISSIONGFB UserFinancial Printing Group


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998

                              Commission File No.

                                    0-2532

                             FIFTH DIMENSION INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


             New Jersey                                  21-0717490
-------------------------------                          ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

801 New York Avenue, Trenton, New Jersey                    08638
--------------------------------------------------------------------------------
(Address of Principal Executive Office)                  (Zip Code)

Issuer's Telephone Number, Including Area Code:        (609) 393-8350
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

                               Yes        No   X
                                  -------   -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of March 31, 1998 the Registrant had outstanding, 1,093,636 shares of Common Stock $.33 1/3 par value.

                             FIFTH DIMENSION INC.
                             --------------------

                               TABLE OF CONTENTS
                               -----------------

                          PERIOD ENDED MARCH 31, 1997
                          ---------------------------



                                                            PAGE
                                                            ----
PART 1 - FINANCIAL INFORMATION
------------------------------

  Item 1 - Financial Statements
  -----------------------------

          Balance Sheet.....................................  1

          Statement of Operations and Retained Earnings.....  2

          Statement of Cash Flows...........................  3

          Notes to Financial Statements.....................  4

  Item 2- Management's Discussions and Analysis of Financial
  ----------------------------------------------------------
  Conditions and Results of Operations......................  5
  ------------------------------------


                             FIFTH DIMENSION INC.
                             --------------------

                                 BALANCE SHEET
                                 -------------

                                  (UNAUDITED)
                                  -----------

                                                             MARCH 31,
                                                               1998
                                                             --------

                                     ASSETS
                                     ------

CURRENT ASSETS:
     Cash and Short-Term Investments                        $    94,760.
     Accounts Receivable - Net                                  245,860.
     Inventories                                                398,158.
     Prepaid Expenses                                       $    26,060.
                                                            ------------

          Total Current Assets                              $   764,838.
                                                            ------------

PROPERTY, PLANT AND EQUIPMENT - Net of Accumulated
     Depreciation                                           $   485,663.
                                                            ------------

PATENT COSTS, LESS ACCUMULATED AMORTIZATION                 $    26,053.
                                                            ------------

          TOTAL ASSETS                                      $ 1,276,554.
                                                            ------------

             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

CURRENT LIABILITIES:
     Notes Payable - Current Portion                        $    49,514.
     Accounts Payable                                           397,992.
     Accrued Expenses                                            57,834.
     Accrued Compensation and Vacation                          143,274.
                                                            ------------

          Total Current Liabilities                         $   648,614.
                                                            ------------

LONG TERM LIABILITIES:
     Notes payable - Long Term Portion                      $   998,389.
     Subordinate Related Party Debt                             305.000.
                                                            ------------

     Total Long-Term Liabilities                              1,303,389.
                                                            ------------

     TOTAL LIABILITIES                                      $ 1,952,003
                                                            ------------

STOCKHOLDERS' EQUITY:
     Common Stock - ($.33 1/3 Par Value)                        364,936.
     Additional Paid-In Capital                                 403,663.
     Treasury Stock - At Cost.                                     (604.)
     Retained Earnings Deficit                               (1,443,444.)
                                                            ------------

        TOTAL STOCKHOLDERS' EQUITY DEFICIT                     (675,449.)
                                                            ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIT  $ 1,276,554.
                                                            ------------

                             FIFTH DIMENSION INC.
                             --------------------

                 STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                 ---------------------------------------------

                                  (UNAUDITED)
                                  -----------


                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------

                                                    1998          1997
                                                ------------   -----------


NET SALES                                       $   370,261.   $  366,486.

COST OF SALES                                       425,909.      609,390.
                                                ------------   -----------

GROSS PROFIT (LOSS) ON SALES                        (55,648.)    (242,904.)

OPERATING EXPENSES                                  125,637.      224,290.

INTEREST EXPENSE                                     38,551.        5,462.
                                                ------------   -----------

OPERATING INCOME (LOSS)                            (219,836.)    (472,656.)

OTHER INCOME (EXPENSE)                                     -        2,549.
                                                ------------   -----------

INCOME (LOSS) BEFORE TAXES                         (219,836.)    (470,107.)

PROVISION FOR INCOME TAXES (BENEFIT)                       -     (183,107.)
                                                ------------   -----------
NET INCOME (LOSS)                                  (219,836.)    (287,000.)

RETAINED EARNINGS (DEFICIT) AT                   (1,223,685.)     936,685.
                                                               -----------
  BEGINNING OF PERIOD

RETAINED EARNINGS (DEFICIT) AT                   (1,443,444.)     649,685.
                                                ------------   -----------
  END OF PERIOD

NET INCOME (LOSS) PER COMMON SHARE              $       (.20)  $      (.26)
                                                ------------   -----------

WEIGHTED AVERAGE OF COMMON                        1,093,636.    1,093,636.
                                                ------------   -----------
SHARES OUTSTANDING

                             FIFTH DIMENSION, INC.
                             ---------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                  (UNAUDITED)
                                  -----------



                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                                1998              1997
                                                                                                ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

  Net Income (Loss)                                                                           $(219,836.)        $(287,000.)
                                                                                              ----------         ----------

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
-------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES:
-------------------------------------

  Depreciation Expense                                                                           24,985.            28,950.

  (Increase) Decrease in Accounts Receivable                                                     12,303.          (150,737.)
  (Increase) Decrease in Inventory                                                               (2,303.)           29,696.
  (Increase) Decrease in Prepaid Expenses and Taxes                                              14,381.            (3,225.)
  Increase (Decrease) in Accounts Payable                                                       (11,911.)           24,891.
  Increase (Decrease) in Accrued Expenses and Compensation                                       70,450.            52,993.
  Increase (Decrease) in Accrued/Deferred Income Taxes                                                 -          (183,107.)
                                                                                              ----------         ----------
                                                                                                107,905.          (200,539.)
                                                                                              ----------         ----------

  Net Cash Provided (Used) by Operating Activities                                             (111,931.)         (487,539.)
                                                                                              ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

  Capital Expenditures
                                                                                              ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

  Proceeds from Loans                                                                            190,000.           250,000
  Reduction in Notes Payable                                                                      (7,268.)        ( 12,500.)
                                                                                              ----------         ----------

  Net Cash Provided (Used) by Financing Activities                                               182,732.          237,500.
                                                                                              ----------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              70,801.         (250,039.)
------------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  23,959.          296,777.
------------------------------------------------                                              ----------         ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $   94,760.        $  46,738.
------------------------------------------                                                    ----------         ----------

                             FIFTH DIMENSION INC.
                             --------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                MARCH 31, 1998
                                --------------



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

                             FIFTH DIMENSION INC.
                             --------------------

                          PERIOD ENDED MARCH 31, 1998
                          ---------------------------


PART 1 - ITEM 2
---------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

The Registrant reported a net loss of $219,836 for the first quarter of 1998 on sales revenue of $370,261. This compares with a 1997 first quarter loss of $287,000 on sales revenue of $366,468. This decline in operating loss is a result of overhead reductions instituted during 1997. The sales levels and gross profit margins did not provide adequate coverage of manufacturing overhead incurred during the first quarter thus resulting in the gross profit deficit. The Company reduced operating expenses by 56% during the first quarter of 1998 versus the first quarter of 1997. This reduction was primarily the result of lower personnel costs although various other overheads were reduced in response to the lower sales and production levels. Interest costs were significantly higher during the current quarter based on additions to outstanding debt balances. Income tax benefits were accrued during the first quarter of 1997 based on the projected future tax reductions anticipated to result from carryover of the first quarter 1997 operating loss. This accrual of tax benefits was not made in 1998 due to the uncertainty of the future use of the carryover losses.

The financial condition of the Registrant was stable during the quarter as borrowing from private sources financed operating losses. The Company anticipates continued financing requirements during the second quarter of 1998 as operating deficits are projected for the balance of 1998. Settlements on the Kearfott and the ACALA contracts are expected during the second quarter of 1998 which should improve the cash position of the Registrant. The Company anticipates that sales of new and existing products will enable the Company to return to profitable operating levels during 1999. The Registrant purchased no fixed assets during the quarter, while charging $24,985 against income for depreciation purposes.

The Registrant filed for protection under Chapter 11 on January 6, 1998. This enabled the Company to delay payment on approximately $400,000 of current vendor accounts payable.

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


FIFTH DIMENSION INC.
--------------------
(Registrant)



Dated:  May 29, 1998       By: /s/ Craig Ebner
        ------------           ---------------
                               Craig Ebner
                               President