Form 10QSB
period 1998-06-30
FIFTH DIMENSION INC
filed 1998-08-18
CIK 35522

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                              Commission File No.

                                    0-2532

                             FIFTH DIMENSION INC.

--------------------------------------------------------------------------------

       (Exact Name of Small Business Issuer as Specified in its Charter)

         New Jersey                                  21-0717490
----------------------------------------------------------------------------

(State or other jurisdiction           (I.R.S. Employer Identification Number)
 of incorporation  organization)

801 New York Avenue, Trenton, New Jersey            08638
----------------------------------------------------------------------------
(Address of Principal Executive Office)             (Zip Code)

Issuer's Telephone Number, Including Area Code      (609) 393-8350
                                                 --------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

     Yes   X        No
           ---           ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     As of June 30, 1998, the Registrant had outstanding 1,093,636 shares of Common Stock $.33 1/3 par value.

                              FIFTH DIMENSION INC.
                              --------------------

                               TABLE OF CONTENTS
                               -----------------

                           PERIOD ENDED JUNE 30, 1998
                           --------------------------



                                                                         PAGE
                                                                         ----
PART 1 FINANCIAL INFORMATION
----------------------------

       Item 1 - Financial Statements
       -----------------------------
                Balance Sheet                                              1

                Statement of Operations and Retained Earnings              2

                Statement of Cash Flows                                    3

                Notes to Financial Statements                              4

       Item 2 - Management's Discussion and Analysis of Financial        5 , 6
       ----------------------------------------------------------
Condition and Results of Operations                                      & 7
-----------------------------------


                              FIFTH DIMENSION INC.
                              --------------------

                                 BALANCE SHEET
                                 -------------

                                   (UNADITED)
                                   ----------

                                     ASSETS
                                     ------

                                                                                                       June 30, 1998
                                                                                                       -------------
CURRENT ASSETS:
     Cash and Short-Term Investments                                                                     $   248,717
     Accounts Receivable - Net                                                                                79,287
     Inventories                                                                                             348,691
     Prepaid Expenses                                                                                         45,928
                                                                                              ----------------------

     Total Current Assets                                                                                    722,623
                                                                                              ----------------------

PROPERTY, PLANT AND EQUPUIPMENT - Net of Accumulated Depreciation
                                                                                                             460,678


PATENT COSTS, LESS ACCUMULATED AMORTIZATION                                                                   29,579
                                                                                              ----------------------

     TOTAL ASSETS                                                                                        $ 1,212,880
                                                                                              ======================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES                                                                                      $    58,793
     Notes Payable - Current Portion                                                                         421,324
     Accounts Payable                                                                                         45,199
     Accrued Expenses                                                                                        170,394
     Accrued Compensation and Vacation

     Total Current Liabilities                                                                               695,710
                                                                                              ----------------------

LONG TERM LIABILITIES:
     Notes Payable - Long Term Portion                                                                       980,642
     Subordinate Related Party Debt                                                                          436,000

     Total Long - Term Liabilities                                                                         1,416,642
                                                                                              ----------------------

     TOTAL LIABILITIES                                                                                     2,122,352

STOCKHOLDERS' EQUITY:
     Common Stock - ($.33 1/3 Par Value)                                                                     364,936
     Additional Paid-In Capital                                                                              403,663
     Treasury Stock - At Cost                                                                         (          604)
     Retained Earnings Deficit                                                                            (1,667,467)
                                                                                              ----------------------

              TOTAL STOCKHOLDERS' EQUITY DEFICIT                                                            (899,472)
                                                                                              ----------------------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     DEFICIT                                                                                             $ 1,212,880
                                                                                                         ===========


                              FIFTH DIMENSION INC.
                              --------------------

                 STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                 ---------------------------------------------

                                  (UNAUDITED)
                                  -----------


                                                    QUARTER ENDED   SIX MONTHS ENDED   QUARTER ENDED   SIX MONTHS ENDED
                                                              JUNE 30, 1998                      JUNE 30, 1997
                                                    ---------------------------------  ---------------------------------

NET SALES                                             $   440,271        $   810,532      $  388,919         $  755,405

COST OF SALES                                             496,323            922,232         566,060          1,175,450
                                                      -----------        -----------      ----------         ----------

GROSS PROFIT (LOSS) ON SALES                              (56,052)          (111,700)       (177,141)          (420,045)

OPERATING EXPENSES                                        130,594            256,231         207,867            432,157

INTEREST EXPENSE                                           37,377             75,928           9,170             14,632
                                                      -----------        -----------      ----------         ----------

OPERATING INCOME (LOSS)                                  (224,023)          (443,859)       (394,178)          (866,834)

OTHER INCOME                                                  ---                ---          36,340             38,889
                                                      -----------        -----------      ----------         ----------

INCOME (LOSS) BEFORE TAXES                               (224,023)          (443,859)       (357,838)          (827,945)

PROVISION FOR INCOME TAXES (BENEFIT)                          ---                ---        (139,378)          (322,485)
                                                      -----------        -----------      ----------         ----------
NET INCOME (LOSS)                                        (224,023)          (443,859)       (218,460)          (505,460)

RETAINED EARNINGS (DEFICIT)
AT BEGINNING OF PERIOD                                 (1,443,444)        (1,223,608)        649,685            936,685
                                                      -----------        -----------      ----------         ----------

RETAINED EARNINGS (DEFICIT)
 AT END OF PERIOD                                     $(1,667,467)        $(1,667,467)     $  431,225         $  431,225
                                                      -----------         -----------      ----------         ----------

NET INCOME (LOSS) PER COMMON SHARE                          $(.21)             $(.41)          $(.20)             $(.46)
                                                      -----------        -----------      ----------         ----------

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING
SHARES OUTSTANDING                                     1,093,636           1,093,636       1,093,636          1,093,636
                                                      ----------           ---------      ----------         ----------


                             FIFTH DIMENSION, INC.
                             ---------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                  (UNAUDITED)
                                  -----------



                                                                                  SIX MONTHS ENDED JUNE 30
                                                                                 1998                    1997
                                                                                 ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

      Net Income (Loss)                                                         $(443,859)               $(505,460)
                                                                                ---------                ---------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED
---------------------------------------------------------------
(USED) BY OPERATING ACTIVITIES:
-------------------------------

          Depreciation Expense                                                     49,970                   57,900

          (Increase) Decrease in Accounts Receivable                              178,876                   (5,975)
          (Increase) Decrease in Inventory                                         47,164                   77,655
          (Increase) Decrease in Prepaid Expenses and Taxes                        (9,013)                 (10,936)
          Increase (Decrease) in Accounts Payable                                  11,421                   49,540
          Increase (Decrease) in Accrued Expenses and Compensation                 84,935                    2,400
          Increase (Decrease) in Accrued/Deferred Income Taxes                        ---                 (322,660)
                                                                                ---------                ---------
                                                                                  363,353                 (152,076)
                                                                                ---------                ---------
          Net Cash Provided (Used) by Operating Activities                        (80,506)                (657,536)
                                                                                ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

          Capital Expenditures                                                        ---                   (7,910)
                                                                                ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
          Proceeds from Loans                                                     321,000                  492,053
          Reduction in Notes Payable                                              (15,736)                 (16,664)
                                                                                ---------                ---------
          Net Cash Provided by Financing Activities                               305,264                  475,389
                                                                                ---------                ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              224,758                 (190,057)
----------------------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   23,959                  296,777
------------------------------------------------                                ---------                ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 248,717                $ 106,720
------------------------------------------                                      ---------                ---------

                              FIFTH DIMENSION INC.
                              --------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                 JUNE 30, 1998
                                 -------------



Note #1  Inventories

          On an interim basis, the cost of goods sold and resulting inventory valuation is calculated using the gross profit method. A physical inventory is taken December 31 of each year and a distribution into raw materials, work in process and finished goods is only available at that time.

                             FIFTH DIMENSTION INC.
                             ---------------------

                           PERIOD ENDED JUNE 30, 1998
                           --------------------------


PART 1 - ITEM 2
---------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Registrant reported net losses of $224,023 and $445,859 for the second quarter and first half of 1998 on sales revenue of $440,271 and $810,532, respectively. This compares with a 1997 second quarter loss before tax effect of $357,838 on sales revenue of $388,919 and a first half 1997 loss before tax effect of $827,945 on sales revenue of $755,405. The decline in the operating losses is a result of overhead reductions instituted during 1997 and 1998. Despite the significant overhead reductions, the inability of the sales levels and gross profit margins to cover the remaining manufacturing overhead and expenses relating to the development of the patent pending brushless slip ring technology resulted in gross profit deficits during the various time periods. The company reduced operating expenses by 41% during the first half of 1998 versus the first half of 1997. This reduction was primarily the result of lower personnel costs although various other expense categories were also reduced. Interest costs were significantly higher during the current periods based on additions to outstanding debt balances. Income tax benefits were accrued during the 1997 periods based on the projected future tax reductions anticipated to result from carryover of the operating losses. This accrual of tax benefits was not made in 1998 due to the uncertainty of the future use of the carryover losses.

The financial condition of the Registrant was stable during the latest quarter as borrowing form private sources financed operating losses. The Company anticipates reduced financing requirements during the third quarter of 1998 as a result of settlement proceeds on a major contract received in June.

The Company, during 1996, was advised by Kearfott Guidance and Navigation Corporation ("Kearfott") of sample test failures within a production lot containing approximately 283 units that were returned to the Company for repair and/or manufacture. In the second quarter of 1998, the Company reached settlement terms with Kearfott, pursuant to which, Kearfott retained the units and paid the Company $121,759 in cash in the second quarter, which was accounted for as a sale.

In addition, in the second quarter of 1998, the Company received $172,260 as partial payment of the settlement that it had reached in regards to the ACALA Tank & Turret Slip Ring Contract cancellation. The Company expects payment of the $32,880 balance under the settlement in the third quarter of 1998.

The return to profitable operations is dependent on the sales of the brushless slip ring technology which to date has been favorable received by various potential customers. The survival of the company, however, is dependent on its ability to secure the financing required to complete development, manufacture and market this new technology. The Registrant purchased no fixed assets during the quarter, while charging $24,985 against income for depreciation purposes.

The Registrant continued to operate under protection of Chapter 11 of the Bankruptcy Code which was initially filed for on January 6, 1998. This filing has enabled the company to delay payment on approximately $400,000 of current vendor accounts payable and to structure a payment plan on outstanding long-term debt.

As previously disclosed, the Environmental Protection Agency ("EPA") has asserted that the Company bears some level of responsibility for contaminated groundwater that was discovered at a facility that the Company had previously occupied. The Company has been notified that the EPA has filed a proof of claim in the amount of $15,000,000 with the bankruptcy court. Although the Company maintains its position that it is not responsible for the contamination, in light of its financial condition and the bankruptcy proceeding, its bankruptcy counsel is attempting to negotiate a settlement with EPA, although there is no assurance that a satisfactory settlement may be reached.

Although the Company hopes to obtain additional financing and emerge from bankruptcy, there is no assurance that the Company will be able to retain the additional financing, or, even if the financing is obtained, that it will be sufficient, for the Company to successfully reorganize under the bankruptcy proceeding.

No other changes have occurred which would have a material affect on liquidity, financial condition or results of operations of the Registrant.

YEAR 2000 COMPLIANCE

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" problem. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

          The Company's hardware investigations have revealed that none of its PC's are currently in compliance with the Year 2000. The Company is investigating available software to correct the problem. As a contingency, the Company may be required to purchase new hardware that is Year 2000 compliant. The Company's software investigations have disclosed that its current business requirement software is not Year 2000 compliant. The Company is investigating new software systems, as well as an upgrade of its existing system. If extensive hardware or software replacement or upgrades are required, it will have a material adverse impact on the Company.

          The Company has contacted all its suppliers, vendors and banks with a questionaire to determine their current state of Year 2000 compliance and their plans to achieve compliance. A second follow-up letter has been forwarded which states that the Company will seek alternative sources for those parties that do not respond.

          The Company anticipates that it will achieve hardware and software Year 2000 compliance by March 31, 1999 although, due to the Company's bankruptcy proceeding and limited capital resources, the Company may lack sufficient capital to implement its Year 2000 plan. The Company has spent less than $2000 on the Year 2000 project through June 30, 1998 and, based on the Company's current knowledge and investigations, the expense of the Year

2000 project is expected to cost approximately $100,000 between July 1, 1998 and March 31, 1999. The Company's failure to implement its Year 2000 plan would make the Company's operations significantly more difficult.

FORWARD LOOKING STATEMENTS

          This Quarterly Report on Form 10-QSB contains certain forward-looking statements with regards to the financing and operations of Imark. The forward looking statements involve certain risks and uncertainties particularly in regards to the Company's financial condition and liquidity, ability to reorganize under Chapter 11 of the Bankruptcy Code, ability to obtain additional financing, ability to implement and success of its Year 2000 program and resolution of the EPA matters. The Company is under no obligation and specifically discloses any obligation to update any forward looking statements.

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


FIFTH DIMENSION INC.
--------------------
(Registrant)



DATE:  August 17, 1998               BY:  /S/  Craig Ebner
                                          -----------------
                                               Craig Ebner
                                               President




TCO/FITZGERALDR/377/@h01!.DOC/8/14/98